Form 10-Q
period 2008-04-30
Soy Energy, LLC
filed 2008-06-16
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2008

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from _______ to _________

Commission file number 000-53112

SOY ENERGY, LLC

(Exact name of small business issuer as specified in its charter)

Iowa	20-4026473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 N. MAIN STREET, P. O. BOX 663, MARCUS, IOWA 51035
(Address of principal executive offices)

(712) 376-2081
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     ☐ Yes           ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     ☐ Yes         ☒ No

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
(A Development Stage Company)
Condensed Balance Sheets

ASSETS	April 30, 2008	October 31, 2007

	(Unaudited)

Current Assets
Cash and equivalents	$15,928,351	$16,244,811
Certificates of deposit	—	1,850,000
Other receivable - related party	3,300,000	—
Accrued interest receivable	34,000	12,507
Prepaid expenses	9,869	2,250

Total current assets	19,272,220	18,109,568

Property, Plant and Equipment
Land	250,262	250,012
Equipment	8,873	8,873

Total	259,135	258,885
Accumulated depreciation	(1,605)	(718)

Total	257,530	258,167
Construction-in-progress	8,580,444	11,093,267

Net property, plant and equipment	8,837,974	11,351,434

Other Assets
Design services deposit - related party	—	4,535,000
Loan commitment fee	25,000	25,000

Total other assets	25,000	4,560,000

Total Assets	$28,135,194	$34,021,002

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$207,298	$499,379
Accounts payable - related party	—	1,711,363
Accrued expenses	6,685	1,708

Total current liabilities	213,983	2,212,450

Members’ Equity
Member contributions, 33,768 units outstanding	31,781,572	31,781,572
(Deficit) income accumulated during development stage	(3,860,361)	26,980

Total members’ equity	27,921,211	31,808,552

Total Liabilities and Members’ Equity	$28,135,194	$34,021,002

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007

	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
General and administrative expense	49,348	35,259
Professional fees	116,354	40,005
Impairment expense	4,000,000	—

Total operating expenses	4,165,702	75,264

Operating Loss	(4,165,702)	(75,264)

Other Income
Interest income	128,741	—

Total other income	128,741	—

Net Loss	$(4,036,961)	$(75,264)

Weighted Average Units Outstanding - Basic and Diluted	33,768	3,100

Net Loss Per Unit - Basic and Diluted	$(119.55)	$(24.28)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Six Months Ended April 30, 2008	Six Months Ended April 30, 2007	From Inception (December 15, 2005) to April 30, 2008

	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
General and administrative expense	113,569	65,648	376,798
Professional fees	165,988	57,052	460,242
Impairment expense	4,000,000	—	4,000,000

Total operating expenses	4,279,557	122,700	4,837,040

Operating Loss	(4,279,557)	(122,700)	(4,837,040)

Other Income
Interest income	392,216	—	963,655
Other income	—	250	13,024

Total other income	392,216	250	976,679

Net Loss	$(3,887,341)	$(122,450)	$(3,860,361)

Weighted Average Units Outstanding - Basic and Diluted	33,768	3,100	13,799

Net Loss Per Unit - Basic and Diluted	$(115.12)	$(39.50)	$(279.76)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Six Months Ended April 30, 2008	Six Months Ended April 30, 2007	From Inception (December 15, 2005) to April 30, 2008

	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(3,887,341)	$(122,450)	$(3,860,361)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	887	167	1,605
Impairment of long-lived assets	4,000,000	—	4,000,000
Write off of construction services related to terminated agreement	—	—	50,000
Changes in operating assets and liabilities:
Accrued interest receivable	(21,493)	—	(34,000)
Prepaid expenses	(7,619)	2,250	(9,869)
Accounts payable	80,855	41,282	106,167
Accrued expenses	4,977	1,012	6,685

Net cash provided by (used for) operating activities	170,266	(77,739)	260,227

Cash Flows from Investing Activities
Capital expenditures	(2,330,397)	(500,495)	(10,588,448)
Payments for design services deposit	—	—	(5,450,000)
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	(100,000)	—	(1,950,000)
Proceeds from maturing certificates of deposit	1,950,000	—	1,950,000

Net cash used for investing activities	(480,397)	(500,495)	(16,088,448)

Cash Flows from Financing Activities
Proceeds from (payments on) revolving notes payable	—	434,000	—
Loan commitment fees	—	(25,000)	(25,000)
Members’ contributed capital	—	—	31,968,000
Payments for offering costs	(6,329)	(38,386)	(186,428)

Net cash provided by (used for) financing activities	(6,329)	370,614	31,756,572

Net (Decrease) Increase in Cash and Equivalents	(316,460)	(207,620)	15,928,351

Cash and Equivalents at Beginning of Period	16,244,811	209,537	—

Cash and Equivalents at End of Period	$15,928,351	$1,917	$15,928,351

Supplemental Cash Flow Information
Capitalized interest paid	$—	$86,443	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress included in accounts payable	$101,131	$711,195	$101,131

Construction-in-progress applied against design services deposit	$48,675	$—	$963,675

Offering costs included in accounts payable	$—	$71,705	$—

Capitalized interest included in accrued expenses	$—	$24,699	$—

Design services deposit applied against accounts payable to related party	$431,696	$—	$431,696

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Soy Energy, LLC (a development stage Iowa limited liability company) was organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of April 30, 2008, Soy Energy is in the development stage with its efforts being principally devoted to organizational, financing, and project development activities. Construction began in June 2007 with completion originally expected in the first calendar quarter of 2009. In November 2007, the Company suspended construction on the project until debt financing can be secured as described in Notes 2 and 4. In April 2008, the Company’s members voted to reduce the project from a 30 MGY to a 15 MGY production biodiesel facility. The Company anticipates this change in the project to affect the carrying value of certain construction-in-progress assets and construction related amounts and has estimated impairment to be approximately $4,000,000 to $7,000,000. The Company has recorded an impairment charge of $4,000,000 at the end of the current quarter, which includes estimates related to being able to use certain construction-in-progress assets and receiving a refund of amounts paid to the former general contractor. The Company will continue to monitor and evaluate the usage of these long-lived assets to determine if any additional impairment is warranted.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of April 30, 2008 and the results of operations and cash flows for all periods present.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates include long-lived asset impairment analysis, amounts expended for construction-in-progress assets and construction related amounts as significant changes are expected to take place on the project. The Company noted that certain construction-in-progress assets and construction related amounts were impaired and has recorded a charge of $4,000,000 during the current quarter based on current plans to allow the use of corn oil as the primary feedstock and to reduce the plant size. The Company has recorded an anticipated refund of $3,300,000 for amounts paid to the former general contractor as other receivables, less amounts previously included with accounts payable. Actual results could differ from these estimates and it is at least reasonably possible that the estimates will change in the near term.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Equipment is depreciated over estimated service lives of related assets, three to seven years, using the straight-line method of accounting. Property, plant and equipment undergoing development that is not in service is shown on the balance sheet as construction-in-progress and is not depreciated. As the project has changed significantly, the Company recognized an impairment charge on construction-in-progress and other construction related amounts of $4,000,000 during the quarter ended April 30, 2008.

Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property and equipment accounts and depreciated as discussed above.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008 and 2007

Long-Lived Assets

The Company reviews property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. As the project has changed significantly when the Company decided to change technologies to allow for corn oil as the primary feedstock and to reduce the size of the plant, the Company estimated to have an impairment charge of approximately $4,000,000 to $7,000,000 on construction-in-progress and other construction related amounts. During the quarter ended April 30, 2008, the Company recorded an impairment charge of $4,000,000 related to these long-lived assets.

2. LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company does not currently produce biodiesel, as its project is under development. In November 2007, the Company suspended construction of the biodiesel plant while it worked to secure additional or new debt financing and to consider changes to the Company’s plant design including reducing the size of the plant. The Company’s current equity reserves will be sufficient to fund operations for the next year if it does not resume construction of the biodiesel plant. The Company does not plan on recommencing construction, at its current planned size, until new project agreements and financing plans have been signed.

3. CONSTRUCTION-IN-PROGRESS

The Company anticipated the construction to originally cost approximately $53,112,000 with approximately $41,286,000 remaining at April 30, 2008. As the project was changed from a 30 MGY to a 15 MGY plant, construction is now anticipated to cost approximately $32,334,000. Due to the significant project changes, the Company estimated impairment of approximately $4,000,000 to $7,000,000. The Company has recorded an impairment charge of $4,000,000 during the quarter ended April 30, 2008.

Amounts included in construction-in-progress are as follows.

	April 30, 2008	October 31, 2007*

Construction costs	$8,428,851	$10,944,264
Capitalized interest	133,556	133,556
Insurance and other costs	18,037	15,447

	$8,580,444	$11,093,267

* Derived from audited financial statements

Construction costs in accounts payable include approximately $101,000 and $502,000 of retainage at April 30, 2008 and October 31, 2007, respectively. The Company capitalized interest of approximately $134,000 since inception through October 31, 2007 and none during the six months ended April 30, 2008.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2008 and 2007

4. COMMITMENTS AND CONTINGENCIES

Construction Contracts

The original total cost of the project, including the construction and start-up expenses of the biodiesel plant was expected to be approximately $60,686,000 with approximately $53,112,000 for construction costs and approximately $7,574,000 of start-up expenses and project costs. Due to the project changing from a 30 MGY to a 15 MGY plant, construction is now anticipated to cost approximately $55,003,000, with approximately $47,539,000 for construction costs, including a construction contingency of $1,646,000, and approximately $7,464,000 of start up expenses and project costs. The Company terminated the existing construction contracts when it decided to change technologies to allow for corn oil as the primary feedstock and to reduce the size of the plant. The Company is in the process of signing agreements with a new construction contractor.

In May 2008, the Company signed a letter of intent with a general contractor, an unrelated party, to construct a 15 MGY biodiesel facility for approximately $33,530,000 which is contingent upon obtaining adequate financing, and feedstock supplies. This amount includes infrastructure costs of approximately $1,196,000 already incurred. The general contractor will provide on-site technical assistance for one year from the start of operations and feedstock procurement services. In addition, the general contractor will provide ongoing technology and operational support services for $300,000 per year. The letter of intent provides that the general contractor would complete the plant by June 10, 2009 assuming the Company entered into a construction agreement with the general contractor by April 2008 and paid approximately $4,950,000 by June 10, 2008. The Company has not entered a construction agreement and has not paid any amounts to this general contractor.

In August 2006, the Company entered into an agreement for an unrelated party to construct a boiler system for approximately $3,173,000, of which approximately $2,023,000 were incurred at April 30, 2008.

In October 2007, the Company entered into an agreement for an unrelated party to construct an office building for approximately $382,000, of which approximately $59,000 was incurred at April 30, 2008.

Debt Placement Agent

In December 2007, the Company entered into an agreement with Piper Jaffray to act as participating debt placement agent to structure and market senior debt participations in a total amount of approximately $23,000,000. The Company will pay a placement fee of 1.0% of the aggregate amount of senior debt participations raised by Piper Jaffray at financial close. The agreement can be terminated by either party with 30 days written notice. If the agreement is terminated, the Company shall pay reasonable out-of-pocket expenses incurred to date by Piper Jaffray.

5. RELATED PARTY TRANSACTIONS

In January 2006, the Company entered into an agreement with a related party to serve as temporary project manager, providing organizational and development services. Services totaling approximately $1,000 and $17,000 were provided during the six months ended April 30, 2008 and 2007, respectively. The related party is an investor and serves on the Company’s board of directors.

In May 2006, the Company entered into a consulting agreement with a related party to assist its temporary project manager. Services totaling approximately $13,000 were provided during the six months ended April 30, 2007. No costs were incurred under this agreement during the six months ended April 30, 2008. The related party is an investor and serves on the Company’s board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

          This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those business risks and factors described elsewhere in this report and in our other Securities and Exchange Commission filings as well as those listed below.

•	Overcapacity within the biodiesel industry;

•	Availability and costs of feedstock, particularly vegetable oils;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Actual biodiesel and glycerin production varying from expectations;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to our plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in plant production capacity or technical difficulties in constructing or operating the plant;

•	Costs of construction and equipment and possible increases in these costs;

•	Changes in our business strategy, capital improvements or development plans;

•	Our proposed design-builder has limited experience in designing and constructing biodiesel plants;

•	Lack of a definitive design-build agreement;

•	Our lack of participating banks to fund our loan commitment;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our potential liability resulting from future litigation;

•	Our ability to hire and retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from alternative fuels; and

•	Other factors described elsewhere in this report.

          We undertake no duty to update these forward looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements which speak only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward looking statements by these cautionary statements.

Overview

          Soy Energy, LLC was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We are a development stage company formed for the purpose of constructing, owning and operating a 30 million gallon per year biodiesel plant for the sale of biodiesel and its primary co-product, glycerin in Marcus, Cherokee County, Iowa. We recently changed our business plan, including a change in the production capacity and technology provider for our biodiesel plant. Now we anticipate constructing a biodiesel plant with a production capacity of 15 million gallons per year using technology provided by Best Energies, Inc. (“Best Energies”). Best Energies is a Wisconsin based company focused on developing essential technologies that add value to the biodiesel production process. Currently, our principal place of business is located at P.O. Box 663, 222 N. Main St., Marcus, Iowa 51035.

          When our fiscal year ended October 31, 2007, we had total assets exceeding $10,000,000 and more than 500 unit holders; as a result, we were required to file a registration statement on Form 10 to register our securities under the Securities Exchange Act of 1934. Because our membership units are now registered, we are subject to periodic reporting requirements. We must also comply with the proxy and tender offer rules, and our directors, officers and significant unit holders are now subject to additional reporting obligations.

          Our original business plan, including the original design of the biodiesel plant, was estimated to cost $60,686,000 to complete. With the change in the production technology of the plant and the reduction in the production capacity of the plant, we currently anticipate the total project cost to be approximately $55,003,000, which includes the amounts previously paid to Bratney. The total project cost includes approximately $32,334,000 in engineering and construction costs we anticipate paying to Best Energies, approximately $10,359,000 in engineering and construction costs paid to Bratney, our previous design builder; $3,200,000 for the biomass boiler, and approximately $7,464,000 in other capital expenditures, start-up costs, working capital and interest. We have budgeted $1,646,000 in construction contingency to help offset any increases in our costs of construction.

          We originally entered into a Phase 2 Agreement and an Agreement for Pre-Construction Services with Renewable Energy Group of Ames, Iowa (“REG”). REG is a design-builder specializing in the design and construction of biodiesel plants. However, after lengthy discussions, our board of directors determined it was in the best interest of the company to change our design-builder to the Bratney Companies of Des Moines, Iowa. We paid REG $2,500,000 under our Phase 2 and Pre-Construction Services Agreements. We requested that REG immediately refund $2,200,000 and provide us an itemized list of performed services for the remaining $300,000. We immediately received $2,200,000 and subsequently received $250,000 back from REG. We paid $1,500,000 of the refunded amount to Bratney Companies, as a deposit, under our Phase I Design Services Agreement.

          In July 2006, we signed a design-build agreement with Bratney for the design and construction of a 30 million gallon per year biodiesel facility. We agreed to a guaranteed maximum price of $49,500,000 to construct the plant. We paid Bratney $1,500,000 as a deposit at the time we executed the design-build agreement and an additional deposit of $3,950,000 was paid in June 2007.

          On March 6, 2008, we gave notice to Bratney that we were terminating our design-build agreement with them as management believed that the biodiesel plant as designed would not be profitable to operate due to the high cost of soybean oil and increasing costs of animal fats. Management decided to pursue a different biodiesel plant design utilizing Best Energies technology in order to reduce construction and future operating costs of our biodiesel plant. To date, we have paid Bratney approximately $13,659,000 for design and construction related services associated with the biodiesel plant. We anticipate receiving a refund from Bratney of approximately $3,300,000. We are currently in discussions with Bratney regarding the amount of this refund. Due to our termination of our agreement with Bratney and decision to pursue a biodiesel plant using Best Energies technology, we expect to have an impairment on the carrying value of constructed assets and certain construction-in-progress assets of approximately $4,000,000 to $7,000,000. We recorded an impairment charge of $4,000,000 in April 2008.

          On April 10, 2008, we held our annual member meeting. During our annual meeting, management presented a proposal to the members to pursue changes to our business plan that management believes would make our proposed biodiesel plant more competitive due to current conditions in the biodiesel market. At the member meeting, our members approved pursuing the use of Best Energies technology for the biodiesel plant and reducing the initial production capacity of the biodiesel plant to 15 million gallons per year from 30 million gallons per year. We anticipate that the proposed Best Energies design will allow us to easily expand the biodiesel plant to a 25 million gallon per year capacity in the future. We believe that the cost to construct the Best Energies biodiesel plant will be approximately $32,334,000 after taking into account the approximately $1,196,000 previously expended on infrastructure costs.

          On May 12, 2008, we entered into a non-binding letter of intent (“LOI”) with Best Biodiesel, Inc. (“Best Biodiesel”), a wholly-owned subsidiary of Best Energies. Pursuant to the LOI, Best Biodiesel is expected to provide Soy Energy a biodiesel plant with a nameplate capacity of 15 million gallons per year of biodiesel produced from corn oil. The estimated purchase price for the biodiesel plant is approximately $33,530,000, depending on the suitability of the completed construction for the Best Energies designed plant. Management anticipates that a portion of the construction completed by Bratney will be utilized by Best Energies and anticipates the actual cost will be approximately 32,334,000. Best Biodiesel will also provide technology and operation support services for a fee of $300,000 per year; provide an on-site technical manager for one (1) year from start-up of operations; and provide feedstock procurement services. Best Biodiesel would deliver the biodiesel plant by June 10, 2009 provided that Soy Energy entered into a definitive agreement by April 30, 2008 and Best Biodiesel receives a kick-off payment of $4,950,000 by June 10, 2008. We do not expect our plant to be completed by June 10, 2009, as we did not enter into a definitive agreement with Best Biodiesel by April 30, 2008, nor did we make the kick-off payment by June 10, 2008. We anticipate that Best Energies will engage Fagen, Inc. as a subcontractor and that Fagen, Inc. will complete the general construction of our plant; however we have not executed a binding design-build agreement with Best Energies and Best Energies has not executed an agreement with Fagen, Inc. for the construction of our plant.

          In the future, and after we have completed construction of the biodiesel plant, we are considering constructing a soybean crushing facility. We anticipate the soybean crushing facility to process approximately 10.42 million bushels per year of soybeans into approximately 10.4 million gallons per year of crude soybean oil to be used as feedstock for the production of our biodiesel. We expect the soybean crushing facility to cost approximately $35,000,000 which we anticipate funding through cash generated from operations or a subsequent offering and debt financing. However, due to the fact that we have changed our plant design to utilize corn oil as our primary feedstock, we may pursue a smaller soybean crushing facility or may abandon this plan altogether.

          In addition, we anticipate using a high pressure pellet fired boiler system to fuel our plant. We have signed a final proposal with R.W. Rice Co. to design and construct a pellet fired boiler system for our plant at a price of $3,172,540. We expect that the Cherokee County Solid Waste Commission will supply us with the pellets necessary to fuel the boiler system. We have signed an agreement with the Cherokee County Solid Waste Commission for the sale and purchase of pellets necessary to meet the energy needs of the plant.

          We expect that the biodiesel plant will process approximately 16 million gallons per year of corn oil to produce approximately 15 million gallons of fuel-grade biodiesel and 1.5 million gallons of glycerin per year. However, we anticipate our biodiesel plant will be able to use several different types of feedstock including soybean oil and animal fats to produce biodiesel.

          From our inception, and until April 30, 2008, we have incurred accumulated losses of approximately $3,860,000 and we anticipate that accumulated losses will continue to increase until the biodiesel plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.

Liquidity and Capital Resources

          We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site development; and (3) plant construction and start-up of operations. Assuming we can secure the debt financing we need to complete capitalization of the project, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition, staffing, office costs, audit, legal, compliance and staff training. We estimate our total project costs will be approximately $55,003,000.

          Sources and Uses of Funds

          Below is a table showing our estimated use of the funds in order to complete construction of our biodiesel plant based on our revised plant design and technology. This estimated use of funds may change as we continue to explore changes to our business plan and plant design.

ESTIMATED USE OF FUNDS

Use of Proceeds	Amount
Construction Costs:
Paid To Bratney(1)	$10,359,498
Best Energies Plant Costs (2)	32,333,429
Biomass Boiler	3,200,000
Owners Costs:
Inventory – Oil & Fat Feedstocks	1,675,000
Inventory – Chemicals & Catalysts	200,000
Inventory – Biodiesel	2,534,000
Inventory – Spare Parts	400,000
Startup Costs	300,000
Land	250,000
Administration Building Furnishings	100,000
Rolling Stock and Shop Equipment	435,000
Organizational Costs	655,000
Capitalized Fees and Interest	915,000
Contingency	1,646,000

TOTAL	$55,002,927

(1)	We paid Bratney approximately $13,659,498 for services under the design-build agreement; however we anticipate receiving a refund of approximately $3,300,000 from Bratney

(2)

The LOI with Best Biodiesel states the estimated cost of the Best Energies Plant is $33,530,000; however, this estimate does not take into account dirt, foundation and dike work previously completed with an estimated value of approximately $1,196,000.

          Set forth below is an estimate of the sources of funding we will need to finance the construction and startup operations of the biodiesel facility. The information set forth below includes an estimate of the debt financing we need to complete capitalization of the project. We have not executed any definitive loan agreements for the debt financing required to complete project capitalization. Our actual sources of funds could vary due to a number of factors, including those described in this report.

SOURCES OF FUNDS

Sources of Funds		Percent Of Total

Unit Proceeds	$30,668,000	55.76%
Seed Capital Proceeds	800,000	1.45%
Founding Member Proceeds	500,000	0.91%
Anticipated Best Energies In-Kind	5,000,000	9.09%
Economic Development Grant	400,000	0.73%
Anticipated Term Debt Financing	17,634,927	32.06%

Total Sources of Funds	$55,002,927	100.0%

Project Capitalization

          We raised $1,300,000 of equity in our private placement offerings to fund our development, organizational and offering expenses. This includes $500,000 we raised in our founders offering and $800,000 we raised in our seed capital offering. In our Iowa intrastate offering, we raised $30,668,000 in equity. We anticipate offering Best Energies 5,000 units in exchange for a $5,000,000 reduction in the total cost to design and build the plant. We anticipate issuing these units in an exempt private placement to Best Energies after we execute a definitive design-build agreement. In order to fully capitalize the project, we anticipate requiring debt financing in the amount of approximately $17,635,000.

          On June 7, 2007, we received a contingent loan commitment from AgStar Financial Services agreeing to provide us with $33,486,540 in financing to capitalize the biodiesel plant. The AgStar loan commitment was contingent on AgStar securing the participating lenders required to fund the loan commitment, other conditions required by AgStar’s legal counsel and conditions that may be required by any participating lenders. Based on this loan commitment, we satisfied all of the requirements of our escrow agreement to release the equity funds from escrow in June 2007.

          As of the date of filing of this report, AgStar has not secured the participating lenders to fund the debt financing we require to complete construction of our biodiesel plant. AgStar is continuing to seek participating lenders to fund its loan commitment. As a result of AgStar’s inability to fund its loan commitment, we are seeking additional or new financing sources to complete the capitalization of our project.

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we need to complete construction of the plant. To date, we have completed approximately 10% of the construction of our biodiesel plant.

Plant Construction and Start-Up of Plant Operations

          Plant Construction Activity

          As of June 1, 2008, our plant was approximately 10% complete. We suspended construction of our biodiesel plant in November 2007. Prior to suspending construction, we completed the dirt work and the construction of our dike. In addition, we began construction on our foundation. We terminated our agreement with Bratney and are in the process of pursuing the use of Best Energies technology and implementing the other changes to our business plan that were approved by our members at our April 10, 2008 member meeting. Due to the significant changes to our project, we expect to have an impairment on the carrying value of constructed assets and certain construction-in-progress assets of approximately $4,000,000 to $7,000,000. We recorded an impairment charge of $4,000,000 in April 2008. The following chart lists the status of various projects related to construction of our plant:

Project	Status

Dirt and Site Work	Dirt work commenced on August 1, 2007. Dirt work was approximately 98% complete on June 1, 2008. To date, the cost of performing the dirt and site work was approximately $822,000.

Process Building and Boiler Building

The boiler building was 5% complete on June 1, 2008. None of the equipment for the process building or boiler building has been installed. We have completed dirt work for the process building but have not completed construction of the foundation. To date, the cost of the work on the process building was approximately $5,273,000.

Storage Tanks

As of June 1, 2008, the storage tank farm was approximately 3% complete. The rail tank car loading and unloading area was approximately 1% complete. We have completed the dirt work and completed construction of the dike. To date, the cost was approximately $1,239,000.

Administration Office

The administration office was approximately 15% complete on June 1, 2008. We have completed the dirt work for the administrative building and have completed construction of the foundation. To date, the cost of work on the administration office was approximately $50,000.

Truck Loading and Scale	The truck loading, unloading and scaling area construction was approximately 4% complete on June 1, 2008. We have completed the dirt work for the truck loading and scale facilities.

Utilities – Electrical and Natural Gas	The electrical wiring and control systems were approximately 0% complete as of June 1, 2008. We have brought electrical facilities to the project site.

Utilities – Water	The water utility was approximately 0% complete as of June 1, 2008. Rural water has been brought to the site for potable water.

Railroad Siding	Rail construction was approximately 10% complete on June 1, 2008. We have completed the dirt work on our railroad siding.

          We originally anticipated completing construction of the biodiesel plant in October 2008. However, due to the suspension of construction, lack of debt financing and the changes we have made to our business plan and plant design, we are unsure as to when we will complete construction of the biodiesel plant, if we complete construction at all.

          Permitting and Costs and Effects of Compliance with Environmental Laws

          Stanley Consultants, Inc. has assisted us in obtaining our required permits. We have or in the process of obtaining all of the required air, water, construction and other permits necessary to construct the plant and have either obtained or are in the process of obtaining all the permits necessary to operate the plant. The following chart lists the various permits for which we have applied:

Permit	Status

Spill, Prevention, Control and Countermeasures Plan	Stanley Consultants, Inc. is in the process of preparing this application. We anticipate receiving this permit before we commence operations at the plant.

VOC Emissions from Equipment Leaks Permit- Construction	Stanley Consultants, Inc. is in the process of preparing this application. We anticipate receiving this permit before we commence operations at the plant.

Boiler Permit 1	We have applied for this permit. We anticipate receiving this permit before we commence using the boiler.

Boiler Permit 2	We have applied for this permit. We anticipate receiving this permit before we commence using the boiler.

NPDES Stormwater General Permit – Construction	We received this permit in September 2006.

NPDES Wastewater Discharge Permit	We received this permit in November 2006.

Superfund Amendments and Reauthorization Act (SARA) Section 313 Form R	Stanley Consultants, Inc. is in the process of preparing this application. We anticipate receiving this permit before we commence operations at the plant.

Resource Conservation and Recovery Act (RCRA) Hazardous Materials ID Number	Stanley Consultants, Inc. is in the process of preparing this application. We anticipate receiving this permit before we commence operations at the plant.

          Utilities and Infrastructure

          Electricity. We will require a significant supply of electricity to operate our plant. We anticipate that Mid -American Energy will supply us with our electricity needs, but we have not entered into any agreement with Mid-American Energy.

          Water. We are currently considering connecting to a rural water supply or constructing our own well, depending on the amount of water our plant requires. The different technology and plant design options we are exploring will have an effect on the amount of water our biodiesel plant requires.

          PEF. In June 2007, we entered into an agreement with the Cherokee County Solid Waste Commission (CCSWC) to supply us with Process Engineered Fuel (PEF) pellets that we anticipate using to fuel our biodiesel plant. We also anticipate constructing a backup system to burn natural gas or other fuels in the event of an interruption of our PEF pellet supply.

          Natural Gas. We anticipate having natural gas as the backup power supply for our plant. We are in the process of exploring potential suppliers of the natural gas backup. We anticipate that PEF will supply all of our biodiesel plant’s energy needs, however, we expect that natural gas will be available should we not be able secure sufficient PEF to operate the biodiesel plant.

          Rail. The Canadian National Railroad provides rail service near the site of our biodiesel plant. We are currently in the process of establishing rail service directly to our plant in order to ship biodiesel to our customers. As of June 1, 2008, rail construction was approximately 10% complete. We anticipate we will enter into an agreement with the Canadian National Railroad for rail service, but we have not currently entered into any such agreement.

          Feedstock Procurement

          We anticipate that the Best Energies technology would allow us to use corn oil as the primary feedstock for the biodiesel plant and expect to pursue the use of corn oil as the primary feedstock for our biodiesel production process. One source of corn oil that can be used in the biodiesel production process is from distillers grains produced by ethanol plants. We anticipate that we can procure corn oil to be used in the biodiesel production process for prices that are much lower than the current price of soybean oil. We anticipate that production of biodiesel will require approximately 7.7 pounds of corn oil to produce one gallon of biodiesel. Depending on the price at which we can secure corn oil, this may allow our biodiesel plant to produce biodiesel less expensively than biodiesel produced from soybean oil.

          We have not entered into any definitive agreements with ethanol producers to procure the corn oil we are considering. However, we are negotiating with several ethanol producers in order to secure a supply of corn oil and we are in the process of negotiating letters of intent with these potential corn oil suppliers. Although there are a large and growing number of ethanol plants, not all of them produce and market corn oil. Ethanol producers may choose not to install the equipment necessary to separate the corn oil since this would require a significant capital expenditure by the ethanol plant. Further, since other biodiesel producers are considering using corn oil as the feedstock for their biodiesel production process, the price of corn oil may increase significantly, which could eliminate any advantage to using corn oil.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

          If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which our biodiesel and glycerin will be processed; dependence on our biodiesel marketer and glycerin marketer to market and distribute our products; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; and the cost of complying with extensive environmental laws that regulate our industry.

          We anticipate our revenues will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of our future revenues. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of the value of our units. Further, due to the increase in the supply of biodiesel from the number of new biodiesel plants scheduled to begin production and the expansion of current plants, we do not expect current biodiesel prices to be sustainable in the long term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

          We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). The VEETC creates a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from non-virgin agricultural products and animal fats. VEETC was designed to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. VEETC is scheduled to expire on December 31, 2008, and it may not be extended. The RFS requires refiners to use 9 billion gallons of renewable fuels in 2008, increasing to 36 billion gallons by 2022. Further, the RFS contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will likely have a much smaller impact on the biodiesel industry. These programs may be abandoned or repealed which could affect our ability to capitalize our project and operate profitably should we complete construction of our proposed plant.

          On May 22, 2008, the United States Congress voted to override the President’s veto of the Food and Energy Conservation Act of 2008 (the “Farm Bill”). The Farm Bill reauthorizes the CCC Bioenergy Program which was created to promote sustained increases in bioenergy production and related industrial agricultural commodities, as well as to help improve the environment through the production and use of cleaner burning fuels. Under the program, the USDA makes payments through the Commodity Credit Corporation to eligible producers to encourage increased purchases of eligible commodities for the purpose of expanding production of bioenergy and supporting new production capacity. The Farm Bill authorized $300 million in mandatory funding for the program over the 5 year duration of the Farm Bill and authorizes an additional $25 million in funding each year from fiscal year 2009 through fiscal year 2012, subject to Congress’ annual appropriations process. Ethanol produced from corn will not qualify under the program. The Farm Bill has been sent to the President, but it has not been signed yet.

          Biodiesel production continues to grow as additional plants become operational. In 2005, approximately 75 million gallons of biodiesel were produced in the United States, a three fold increase from 2004 biodiesel production according to the National Biodiesel Board. Further, in 2006 biodiesel production increased to 250 million gallons, a further significant increase from 2005. The National Biodiesel Board estimates that in 2007, biodiesel production reached 450 million gallons. In January 2008, the National Biodiesel Board estimated there were 171 active plants with an annual production capacity of 2.24 billion gallons annually, with another 57 plants and 3 expansions in construction. The biodiesel industry is becoming more competitive nationally as a result of the substantial construction and expansion that is occurring in the industry. We believe this increase in biodiesel supply as well as high soybean oil prices have forced some biodiesel producers to cut back production or cease production altogether. The combination of additional supply and stagnant or reduced demand may damage our ability to secure the debt financing we require and hurt our ability to generate revenue and maintain positive cash flows should our biodiesel plant become operational.

Quarterly Financial Results

          At April 30, 2008, we had total assets of approximately $28,135,000 consisting primarily of cash and equivalents, other accounts receivables, land and construction in progress. At April 30, 2008, we had current liabilities of approximately $214,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at April 30, 2008, was approximately $27,921,000. Since our inception, we have generated no revenue from operations. For the six months ended April 30, 2008, we have a net loss of $3,887,000 primarily due to an impairment charge of $4,000,000 recorded during April 2008.

          Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $55,003,000. Our capitalization plan consists of a combination of equity we raised in our seed capital and general offerings, anticipated debt, and government grants. We anticipate that the cost of our project may increase as we make changes to the design of our plant and the technology we use for the plant.

Sources of Funds

          In December 2005, we sold a total of 1,500 units to our founding members at a price of $333.33 per unit and received aggregate proceeds of $500,000. In addition, in April 2006 we issued 1,600 units to our seed capital members at a price of $500 per unit and received aggregate proceeds of $800,000. We sold 30,668 units at a price of $1,000 per unit in our Iowa registered offering and received aggregate proceeds of $30,668,000. We broke escrow on our Iowa registered offering in June 2007. We incurred costs of raising capital of approximately $186,000 related to the equity proceeds raised. These costs primarily consisted of legal fees, professional fees and printing costs.

          We determined the offering price for our founding member, seed capital and general offering units based upon the capitalization requirements necessary to fund our development, organization and financing activities as a development-stage company. We did not rely upon any independent valuation, book value or other valuation criteria in determining the founding member, seed capital and general offering sales price per unit.

Debt Financing

          Based on our current estimate of the total project cost and the equity we raised in our seed capital and general offerings, and the $5,000,000 in-kind contribution we expect Best Energies will make, we expect to require debt financing in the amount of $17,635,000 to fully capitalize the project.

          During May 2006, we obtained loans with Farmers State Bank in Marcus, Iowa, totaling $1,999,000, a portion of which we used to pay REG under our pre-construction services agreement. Upon termination of our relationship with REG, we received a refund of a portion of the funds paid to REG under our Phase 2 and pre-construction services agreement. We paid Bratney $1,500,000 under our Phase I Design Services Agreement and an additional deposit of $3,950,000 in June 2007. When we broke escrow on our Iowa registered intrastate offering in June 2007, we repaid the entire amount of our loans with Farmers State Bank.

          On June 7, 2007, we received a contingent loan commitment from AgStar Financial Services agreeing to provide us with $33,486,540 in financing to capitalize the biodiesel plant. The AgStar loan commitment was contingent on AgStar securing the participating lenders required to fund the loan commitment, conditions required by AgStar’s legal counsel, and conditions that may be required by any participating lenders. Based on this contingent loan commitment, we satisfied all of the requirements of our escrow agreement to release the equity funds from escrow.

          As of the date of filing this report, AgStar has not secured the participating lenders to fund the debt financing we require for our biodiesel plant. AgStar is continuing to seek participating lenders to fund its loan commitment. As a result of AgStar’s inability to fund its loan commitment, we continue to seek additional or new financing sources to complete the capitalization of our project.

          We hope to attract the senior bank loan from a major bank, with participating loans from other banks. We expect the senior loan will be a construction loan secured by all of our property, including receivables and inventories. Based on our knowledge of similar loans made in the industry and preliminary discussions with potential lenders, we anticipate that we will pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender, however, we may not be able to obtain debt financing or adequate debt financing may not be available on the terms we currently anticipate. If we are unable to obtain senior debt financing in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing which could require us to issue warrants. The issuance of warrants could reduce the value of our units.

Grants and Government Programs

          Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We anticipate applying for those programs that are available. Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction of the project has started prior to the award date. These applications may not result in awards of grants or loans. In addition, even if a grant or loan is awarded, if we do not meet the conditions or criteria of the grant or loan we will not receive the grant funds.

          We received a 15 year, 75% tax abatement on our property from Cherokee County which was approved unanimously by the Cherokee County Board of Supervisors at their April 18, 2006 meeting. In addition, we were approved for or expect to apply for the following grants:

          Enterprise Zone Program – We were awarded financial assistance through the Iowa Department of Economic Enterprise Zone Program. Enterprise Zones are designed to stimulate economic development in economically distressed areas of Iowa. To be eligible for the program, a business must make a minimum qualifying investment of $500,000 over a three-year period and must create at least ten full-time jobs over a three year period. The business must provide full-time employees standard medical and dental insurance and pay an average starting salary which is equal to or greater than 90% of the average county or regional wage, whichever is lower. We anticipate we will receive approximately $5,270,000 in state and local tax incentives under the program.

          VAAPFAP – We were approved for participation in the Iowa Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPFAP”) administered by the Iowa Department of Economic Development (“IDED”). VAAPFAP provides financial assistance to new or existing companies that utilize the state’s agricultural commodities to create new, innovative products or to produce renewable fuels. Funds awarded under the program may be used for payments made or expenses incurred for business planning and consulting services. We received a $300,000, zero interest loan, and a $100,000 forgivable loan from the IDED. To date, we have not drawn any funds on these VAAPFAP loans.

          IDED-Iowa High Quality Job Creation Program – We were approved for participation in the Iowa High Quality Job Creation Program provided we maintain certain requirements of the program. Our award includes approximately $4,537,000 in investment tax credits and approximately $733,000 in construction sales tax refund. The amount of tax incentives and assistance provided under the program is based on the number of high quality jobs created and the amount of our qualifying investment.

          We are only eligible to receive these benefits if we meet certain requirements. We anticipate that we will be required to satisfy four of the following eight requirements: (i) offer a pension or profit-sharing plan to all full-time employees; (ii) participation in one of several specified industries, which includes value-added agricultural products; (iii) provide at least 80% of the cost of a standard medical and dental insurance plan for all full-time employees; (iv) make child care services available to employees; (v) invest no less than 1% of pretax profits in research and development in Iowa; (vi) invest no less than 1% of pretax profits in worker training and skills enhancement; (vii) maintain an active productivity and safety improvement program; or (viii) purchase and occupy a facility that includes at least one vacant building which is at least 20,000 square feet. The Department of Economic Development may waive the above requirements when good cause is shown. If, at any time, we fail to meet the requirements for participation in the program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance the total value for any incentives received.

          Value Added Producer Grant (VAPG) – We anticipate that we will apply for the United States Department of Agriculture’s VAPG grant. VAPG grant funds may be used for planning activities or for working capital for marketing value-added agricultural products and for farm-based renewable energy. Grant funds may not be used for architectural, engineering or design work of our physical facility. We will only be eligible for grant funds if greater than 50% of our members are deemed “agricultural producers.” In other words, greater than 50% of our members must produce the agricultural product to which value will be added due to our project. We have not yet applied for nor been approved to receive any financial assistance under VAPG, and we may not qualify for VAPG or we may not receive any particular level of financial assistance, if any, under the program.

          Renewable Energy and Energy Efficiency Program – The Farm Security and Rural Investment Act of 2002 (the Farm Bill) established the Renewable Energy Systems and Energy Efficiency Improvements Program under Title IX, Section 9006. This program was created to provide financial assistance to agricultural producers and rural small businesses for the purpose of purchasing and installing renewable energy systems and energy efficiency improvements in rural areas. The program offers both grants and guaranteed loans for eligible projects. We anticipate applying for grant funds under the Renewable Energy and Energy Efficiency Program, however, we may not qualify for the program or we may not receive any benefits under the program.

          Iowa Rail and Revolving Loan and Grant Program (RRLGP)- The Railroad Revolving Loan and Grant program provides assistance to improve rail facilities that will spur economic development and job growth and provide assistance to railroads for the preservation and improvement of the rail transportation system. The program can provide assistance as either loans or grants. Industries, railroads, local governments or economic development agencies may apply for financial assistance for projects such as:

•	building rail spurs to a new or expanding development;

•	building or rebuilding sidings to accommodate growth;

•	purchasing or rehabilitating existing rail infrastructure;

•	rehabilitating existing rail lines to increase capacity; or

•	other rail related development.

We will work in conjunction with the Siouxland Metropolitan Planning Council located in Sioux City, Iowa to apply for benefits under this program. Although we anticipate that we will be eligible for benefits under the program, we have not applied for nor been approved to receive any such benefits at this time. We may not qualify for the program or receive any particular level of benefits, if any, under the program.

Research and Development

          We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.

Employees

          We currently have two full-time employees and no part-time employees. We anticipate that once the plant is operational, we will have 19 full-time employees and no part-time employees.

Critical Accounting Estimates

          Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The carrying value of certain property and equipment included in significant estimates is based on the availability to utilize previously constructed assets as well as amounts in progress. In addition, the Company has recorded as other receivables amounts we estimate receiving from Bratney.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

          The Company is not required to provide the information required by this item because it is a smaller reporting company.

Item 4T. Controls and Procedures

          Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective due to the material weakness discussed below.

          Due to the current operations and size of the Company, there is a lack of segregation of duties in certain functions. In addition, there were adjustments to our financial statements and other factors during the course of the annual audit which impacted our closing process. To address these weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our executive officers and management believe that the financial statements included in this report present fairly in all material respects our financial condition, results of operations and cash flows for the periods presented. The Company is in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently subject to any material legal proceeding or claims. Management does not believe that there are currently any material unasserted claims against us.

Item 1A. Risk Factors.

          Risk factors are discussed in our registration statement on Form 10 and any amendments. The risks described in our registration statement on Form 10 are not the only risks facing us. The following Risk Factors are provided to supplement and update the Risk Factors previously disclosed in our registration statement on Form 10. The Risk Factors set forth below should be read in conjunction with the considerations set forth above in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” and the risk factors set forth in our registration statement on Form 10.

Our auditors identified a material weakness in our disclosure and internal controls and procedures which may negatively affect our financial condition.

          Due to the current operations and size of the Company, there is a lack of segregation of duties in certain functions. In addition, there were adjustments to our financial statements and other factors during the course of the audit which impacted our closing process. To address these weaknesses, we have performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles. These issues relating to our controls and procedures may have a negative affect on our ability to operate the Company and may negatively affect our financial condition.

We have suspended construction of our biodiesel plant which may lead to increased costs and delays in completing construction of our biodiesel plant or may prevent us from constructing our biodiesel plant altogether which could decrease the value of our units.

          We commenced construction of our biodiesel plant in August 2007. We suspended construction of the biodiesel plant in November 2007 while we sought new or additional debt financing to complete capitalization of our project. We anticipate recommencing construction of the biodiesel plant as soon as we can secure the debt financing we require. However, the cost to build the plant may increase as a result of our suspension in construction. We have terminated our agreement with Bratney, the contractor who was constructing the plant, and we plan to pursue Best Energies as our technology provider and we anticipate that Best Energies will utilize Fagen, Inc. as a subcontractor to construct the biodiesel plant. These changes may lead to delays in constructing the biodiesel plant. Further, the price of materials may increase during this time period. Suspending construction of the biodiesel plant also will delay our commencement of operations at the plant if we complete construction, which will delay our ability to generate revenue. Additionally, we may never be able to restart construction of the biodiesel plant which would lead to our failure. Suspending construction may lead to increased costs to construct the biodiesel plant and may delay our ability to generate revenue from the sale of biodiesel and glycerin if we are able to complete construction at all, which could decrease or eliminate the value of our units. If we fail, we may dissolve the company, in which case, the assets of the company will be distributed according to the terms of our operating agreement, which may result in our unit holders not receiving any portion of our assets when the company is dissolved.

Bratney may not refund certain advances that we are expecting which may hurt our financial condition and may cause our failure.

          We are seeking a refund from Bratney of certain funds we advanced pursuant to our design-build agreement that was terminated on March 6, 2008. We anticipate receiving a refund of approximately $3,300,000. We are currently involved in negotiations with Bratney with respect to this refund. Bratney may not refund this amount for financial or other reasons. We may be forced to seek a refund of this amount through litigation or other means, which may result in additional costs. Ultimately, we may be unable to secure a refund of the $3,300,000 we expect, which may negatively affect our financial condition and may prevent us from fully capitalizing our project which may lead to our failure.

We have made changes to the design of our biodiesel plant during the time that we have suspended construction which could be costly to implement and could decrease the value of our units.

          We have decided to utilize Best Energies technology for our biodiesel plant that management believes will make the biodiesel plant operate more efficiently. We have terminated Bratney, the contractor who was constructing the plant. These changes may lead to delays in constructing the biodiesel plant. We have also decided to reduce the size of the biodiesel plant from an annual production capacity of 30 million gallons to 15 million gallons and to utilize corn oil as our primary feedstock instead of soybean oil. These changes to the design of the plant, may lead to additional costs in constructing the biodiesel plant and may lead to delays in completing construction of the biodiesel plant. Due to the changes to our project, we anticipate the carrying value of constructed assets and certain construction-in-progress assets will be affected and the Company has estimated an impairment of approximately $4,000,000 to $7,000,000. We recorded an impairment of $4,000,000 during April 2008. In addition, decreasing the annual production capacity of the plant may lead to less revenue which may impair our financial condition. Further, we may not be able to secure the new technology we are exploring which may lead to our project’s failure. These costs and delays may affect our ability to generate revenue and may increase our debt service requirements, which could affect our ability to operate the biodiesel plant profitably and could decrease or eliminate the value of our units.

We may need to increase cost estimates for construction of the biodiesel plant, and such increases could result in devaluation of our units if the biodiesel plant construction requires additional capital.

          We entered into a non-binding LOI with Best Biodiesel, a wholly-owned subsidiary of Best Energies, to design and build our biodiesel plant; however we have not executed a definitive design-build contract. We anticipate that the total cost to construct the proposed biodiesel plant will be approximately $42,693,000, including the amounts previously paid to Bratney, approximately $3,200,000 for our biomass boiler, approximately $7,464,000 in other capital expenditures, start-up costs, working capital and interest and a construction contingency of approximately $1,646,000 for a total project completion cost of approximately $55,003,000. This price includes construction period interest. However, the final cost of the plant may be significantly higher.

          There may be design changes or cost overruns associated with the construction of the plant. Shortages of steel or other materials necessary to construction could affect the final completion date of the project. In addition, increases in the prices of steel, concrete and other construction materials, as well as increases in the cost of labor, could affect the final cost of construction of the biodiesel plant. Further, shortages of steel, concrete and other construction materials, as well as labor shortages, could affect the final completion date of the project. We have budgeted $1,646,000 for our construction contingency to help offset higher construction costs. However, this may not be sufficient to offset increased costs. Advances and changes in technology may require changes to our current plans in order to remain competitive. Any significant increase in the estimated construction cost of the plant could delay our ability to operate profitably and reduce the value of your units because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.

Best Energies has limited experience in the biodiesel industry, which may result in increased costs or delays.

          Best Energies has limited experience in the design and construction of biodiesel plants. The only operating biodiesel plant designed by Best Energies is located in Cashton, Wisconsin. While Best Energies has designed a biodiesel plant, it has not yet constructed a biodiesel plant and we anticipate that Best Energies will hire Fagen, Inc. as a subcontractor for the general construction of our biodiesel plant. As a result, our lenders may place more stringent requirements and conditions on our debt financing due to Best Energies’ limited background in designing and constructing biodiesel plants. It may also be more difficult or expensive to obtain construction bonding for our project, which could increase the cost of our project or delay commencement of construction. Finally, unforeseen costs or delays in the project due to Best Energies limited experience may reduce or eliminate the value of our units.

Fagen, Inc. and Best Energies do not have a final agreement with respect to construction of our biodiesel plant and a final agreement may not be made or may be delayed which could adversely affect the value of our units.

          We anticipate that Fagen, Inc. will act as a subcontractor of Best Energies and will construct our proposed biodiesel plant. Fagen, Inc. and Best Energies do not have a definitive agreement with respect to construction of our proposed biodiesel plant. Any such final agreement may not be made, or if it is made, may be on terms that are less favorable than are currently anticipated by Best Energies. Further, delays in securing a final agreement between Best Energies and Fagen, Inc. might delay construction of the biodiesel plant which could negatively affect our financial condition and could reduce or eliminate the value of our units.

We anticipate that Fagen, Inc. will be a subcontractor of Best Energies and we will therefore not have a direct contract with Fagen, Inc. which could adversely affect our financial condition and the value of our units.

          We anticipate that Fagen, Inc. will construct the biodiesel plant as a subcontractor of Best Energies. Since we anticipate Fagen, Inc. will be a subcontractor of Best Energies, we do not anticipate having a direct contract with Fagen, Inc. for the construction of our proposed biodiesel plant. This may make it more difficult to enforce claims against Fagen, Inc. if there are problems with the construction of the biodiesel plant and we are unable to resolve those issues with Best Energies. We anticipate that in order to recover for failures in the construction of the biodiesel plant we will have to proceed against Best Energies and not Fagen, Inc. Additionally, any contract between Best Energies and Fagen, Inc. may include terms that are less favorable to us than they are to Best Energies. Any failure by Fagen, Inc. may result in the failure of our project, despite the fact that we will not have a contract directly with Fagen, Inc. The lack of a direct contract with Fagen, Inc. may result in our inability to pursue claims against Fagen, Inc. and may result in decreases in the value of our units.

We will depend on Best Energies, our anticipated design builder, whose failure to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of our units.

          We will be highly dependent upon Best Energies to design, engineer and build the plant. We have not yet entered into a definitive design-build agreement with Best Energies to construct our biodiesel plant. Should we execute a design-build contract with Best Energies, it may fail to perform its duties under the contract as agreed or it may be unable to complete construction of the plant at the price agreed to, or at all. We anticipate that we could locate a new design-builder should Best Energies fail to perform, but this may result in additional costs and delays in the completion of the biodiesel plant. Delays in the completion of the biodiesel plant may result in less revenue, as it would delay when the biodiesel plant could commence production of biodiesel and glycerin for sale.

          We expect that we will also be highly dependent upon Best Energies to train personnel in operating the plant. However, Best Energies has limited experience in the design, construction, or operation of a biodiesel plant. If the completed plant does not operate at the level anticipated by us in our business plan, we will rely on Best Energies to adequately address such deficiency. Best Energies may not be able to address such deficiency in an acceptable manner. Failure to do so could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of our units. Any failure by Best Energies to deliver pursuant to its agreements with us may result in delays in construction of the plant, more expense to complete the plant, and other problems that may result in the loss of some or all of the value of our units.

We anticipate depending upon Best Energies for expertise in the commencement of operations in the biodiesel industry and any loss of this relationship could cause us delay and added expense, placing us at a competitive disadvantage.

          We anticipate entering into a definitive design-build agreement with Best Energies to design, engineer and build the plant. However, we do not currently have any binding agreement with Best Energies and any definitive agreement may be less beneficial to Soy Energy than we currently anticipate. Best Energies is a Wisconsin corporation specializing in the engineering, construction and operation of biodiesel plants. We expect that Best Energies will provide the technology for our plant.

          Any loss of our relationship with Best Energies, particularly during the construction and start-up period for the plant, may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. In addition, Best Energies’ involvement in other projects could delay the commencement and start-up operations of our project. Unforeseen expenses and delays may reduce our ability to generate revenue and operate profitability and may significantly damage our competitive position in the biodiesel industry such that the value of our units may be decreased or eliminated altogether.

Our business is sensitive to feedstock prices. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue and reduce the value of our units.

          Our future results of operations and financial condition will be significantly affected by the cost and supply of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased revenues. If we experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenue which may prevent us from operating the biodiesel plant profitably. This could reduce or eliminate the value of our units.

          Biodiesel production at our plant will require significant amounts of feedstock. We anticipate that our biodiesel plant will be capable of processing corn oil, soybean oil and animals fats, and the cost of feedstock will represent approximately 70%-90% of our cost of production; however, there is no guarantee that the Best Energies technology will be able to process all these feedstocks.

          We expect to use corn oil as our primary feedstock to produce biodiesel. We anticipate securing the corn oil from ethanol producers. However, in order for ethanol producers to produce corn oil that can be used by us in the biodiesel process, the ethanol plants will need to add corn oil extraction equipment. Ethanol production facilities may be reluctant to install such corn oil extraction equipment as it would require a significant capital investment. As a result, we may not be able to secure a source of corn oil for use as a feedstock. Moreover, the price for corn oil continues to rise. If we are unable to obtain corn oil due to the high cost, we may be unable to produce our biodiesel.

          We may also use soybean oil or animal fats to produce our biodiesel. Recently the selling price of soybean oil has increased significantly. The average selling price for soybean oil for April 2007 was approximately $0.31 per pound. Preliminary April 2008 soybean oil price information indicates that soybean oil prices reached more than approximately $0.57 per pound. Soybean oil prices are expected to continue to increase with the USDA projecting an average price of soybean oil for the 2008/2009 crop year of between $0.50 and $0.54 per pound. Soybean prices may also be affected by other market sectors because soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal for livestock feed. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. Of these companies, both Cargill and ADM have constructed biodiesel plants and we expect to compete with them and other plants for feedstock origination. While we anticipate building a crushing facility in the second phase of the project, we may never build such a facility and therefore we may remain dependent upon third party suppliers for any soybean oil we may require.

          In addition, we may also use animal fats as a feedstock to produce our biodiesel. According to the April 2008 edition of Render Magazine, prices for rendered products such as animal fat follow that of soy, palm and corn oil. As the prices for competing products such as soy, palm and corn oil have risen, so have prices for animal fat.

           Competition for corn oil, raw soybean oil animal fats and other feedstock may increase our cost of feedstock and harm our financial performance and the value of our units. If we are unable to obtain adequate quantities of feedstock at economical prices, the value of our units may decrease or be eliminated altogether.

We anticipate being highly dependent on Best Energies for the design and construction of our plant, which may cause difficulty in enforcing claims against Best Energies.

          Because of the extensive role that Best Energies will have in the design and construction of the plant, it may be difficult or impossible for us to enforce claims that we may have against Best Energies. Our dependence on Best Energies may reduce our profitability and the value of our units and could result in reduced distributions to investors should conflicts arise.

          Best Energies and its affiliates may also have conflicts of interest with us because employees or agents of Best Energies are involved with the development of other biodiesel plants in the United States. We cannot require Best Energies to devote its full time or attention to our activities. As a result, Best Energies may have conflicts of interest in allocating personnel, materials and other resources to our biodiesel plant which could result in a reduction or elimination of the value of our units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          In December 2005, we issued 1,500 of our membership units to our eight founding members at a price of $333.33 per unit, for total founding member proceeds of $500,000. In the spring of 2006, we sold 1,600 of our membership units to our seed capital investors at a price of $500 per unit and received aggregate proceeds of $800,000. We claimed exemption from federal registration with respect to our unit sales in both our founding member and seed capital offerings due to the application of Section 3(a)(11) of the Securities Act of 1933 (regarding intrastate offerings). We also claimed exemptions from registration in the state of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act. We only sold our units in these offerings to accredited investors who represented that they were residents of the state of Iowa.

          Commencing in December 2006, we conducted a registered offering in the state of Iowa, but were exempt from federal registration of the securities under Section 3(a)(11) of the Securities Act of 1933. We registered a minimum of 25,000 units and a maximum of 39,000 units at an offering price of $1,000 per unit. The offering commenced on December 1, 2006 in the state of Iowa and closed on December 1, 2007. We sold 30,668 units at a price of $1,000 per unit. From our unit sales we received total aggregate proceeds of $30,668,000. We incurred approximately $186,000 of offering costs that offset equity proceeds raised as of October 31, 2007. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

          We were able to rely on Section 3(a)(11) for the seed capital offering, founders offering, and Iowa registered offering, because we sold units only to residents of the State of Iowa and the recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions. We gave each investor information about us and gave them opportunities to ask questions regarding the terms and conditions of the offering. Our directors and officers sold the units on a best efforts basis and received no compensation for services related to the offer and sale.

          When our fiscal year ended October 31, 2007, we had total assets exceeding $10,000,000 and more than 500 unit holders; as a result, we were required to file a registration statement on Form 10 to register our securities under the Securities Exchange Act of 1934. On February 28, 2008 we filed a Form 10 to register our securities under the Securities Exchange Act of 1934. Our registration statement on Form 10 became effective on May 28, 2008. Our SEC file number is 000-53112.

          For the quarter ended April 30, 2008, we did not spend any offering proceeds.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          The annual meeting of the members was held on April 10, 2008 in Marcus, Iowa. The members, both by written ballot and proxy, voted on a proposal to change our business plan, making the biodiesel plant more competitive due to current conditions in the biodiesel market. The proposal voted upon included: (i) pursuing the use of Best Energies technology for the biodiesel plant; and (ii) reducing the initial production capacity of the biodiesel plant to 15 million gallons per year from 30 million gallons per year. The number of votes cast for the proposals was 25,823 and the number of votes cast against the proposals was 1,360. There were no abstentions. There was no election of directors at this annual meeting.

Item 5. Other Information

          None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOY ENERGY, LLC

Date:	June 16, 2008	/s/ Charles Sand
Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 16, 2008	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer