Form 10-Q
period 2008-07-31
Soy Energy, LLC
filed 2008-09-15
CIK 1426780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2008

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
          ☒ Yes           ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          ☐ Yes           ☒ No

As of September 15, 2008, we had 33,018 units outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets

ASSETS	July 31, 2008	October 31, 2007

	(Unaudited)
Current Assets
Cash and equivalents	$20,387,325	$16,244,811
Certificates of deposit	—	1,850,000
Accrued interest receivable	29,191	12,507
Prepaid expenses	41,591	2,250

Total current assets	20,458,107	18,109,568

Property, Plant and Equipment
Land	250,262	250,012
Equipment	8,873	8,873

Total	259,135	258,885
Accumulated depreciation	(2,048)	(718)

Total	257,087	258,167
Construction-in-progress	4,740,444	11,093,267

Net property, plant and equipment	4,997,531	11,351,434

Other Assets
Design services deposit - related party	—	4,535,000
Loan commitment fee	—	25,000

Total other assets	—	4,560,000

Total Assets	$25,455,638	$34,021,002

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$430,003	$499,379
Accounts payable - related party	—	1,711,363
Accrued expenses	10,407	1,708

Total current liabilities	440,410	2,212,450

Members’ Equity
Member contributions, 33,018 units outstanding at July 31, 2008, 33,768 units outstanding at October 31, 2007	31,031,572	31,781,572
(Deficit) income accumulated during development stage	(6,016,344)	26,980

Total members’ equity	25,015,228	31,808,552

Total Liabilities and Members’ Equity	$25,455,638	$34,021,002

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007

	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
General and administrative	90,644	51,379
Professional fees	268,013	47,820
Impairment expense	1,920,000	—

Total operating expenses	2,278,657	99,199

Operating Loss	(2,278,657)	(99,199)

Other Income
Interest income	122,674	388,480
Other income	—	4,500

Total other income	122,674	392,980

Net Income (Loss)	$(2,155,983)	$293,781

Weighted Average Units Outstanding - Basic and Diluted	33,710	13,335

Net Income (Loss) Per Unit - Basic and Diluted	$(63.96)	$22.03

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007	From Inception (December 15, 2005) to July 31, 2008

	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
General and administrative	204,213	117,027	467,442
Professional fees	434,001	104,872	728,255
Impairment expense	5,920,000	—	5,920,000

Total operating expenses	6,558,214	221,899	7,115,697

Operating Loss	(6,558,214)	(221,899)	(7,115,697)

Other Income
Interest income	514,890	388,480	1,086,329
Other income	—	4,750	13,024

Total other income	514,890	393,230	1,099,353

Net Income (Loss)	$(6,043,324)	$171,331	$(6,016,344)

Weighted Average Units Outstanding - Basic and Diluted	33,749	7,017	15,709

Net Income (Loss) Per Unit - Basic and Diluted	$(179.07)	$24.42	$(382.99)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007	From Inception (December 15, 2005) to July 31, 2008

	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$(6,043,324)	$171,331	$(6,016,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,330	476	2,048
Impairment of long-lived assets	5,920,000	—	5,920,000
Write off of construction services related to terminated agreement	—	—	50,000
Write off of loan commitment fees	25,000	—	25,000
Non-cash interest income	(30,000)	—	(30,000)
Changes in operating assets and liabilities:
Accrued interest receivable	(16,684)	(103,472)	(29,191)
Prepaid expenses	(39,341)	(1,350)	(41,591)
Accounts payable	303,560	8,037	328,872
Accrued expenses	8,699	1,509	10,407

Net cash provided by operating activities	129,240	76,531	219,201

Cash Flows from Investing Activities
Capital expenditures	(2,330,397)	(1,189,744)	(10,588,448)
Proceeds from disposal of property and equipment	1,200,000	—	1,200,000
Payments for design services deposit	—	(3,950,000)	(5,450,000)
Refund of design services deposit	3,300,000	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	(100,000)	—	(1,950,000)
Proceeds from maturing certificates of deposit	1,950,000	—	1,950,000

Net cash provided by (used for) investing activities	4,019,603	(5,139,744)	(11,588,448)

Cash Flows from Financing Activities
Payments on revolving notes payable	—	(1,201,000)	—
Loan commitment fees	—	(25,000)	(25,000)
Members’ contributed capital	—	30,643,000	31,968,000
Payments for offering costs	(6,329)	(134,264)	(186,428)

Net cash (used for) provided by financing activities	(6,329)	29,282,736	31,756,572

Net Increase in Cash and Equivalents	4,142,514	24,219,523	20,387,325

Cash and Equivalents at Beginning of Period	16,244,811	209,537	—

Cash and Equivalents at End of Period	$20,387,325	$24,429,060	$20,387,325

Supplemental Cash Flow Information
Capitalized interest paid	$—	$133,556	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress included in accounts payable	$101,131	$4,819,444	$101,131

Construction-in-progress applied against design services deposit	$48,675	$500,493	$963,675

Offering costs included in accounts payable	$—	$8,645	$—

Design services deposit applied against accounts payable to related party	$431,696	$—	$431,696

Property and equipment returned for member units	$750,000	$—	$750,000

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Soy Energy, LLC (a development stage Iowa limited liability company) was organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of July 31, 2008, Soy Energy is in the development stage with its efforts being principally devoted to organizational, financing, and project development activities. Construction began in June 2007 with completion originally expected in the first calendar quarter of 2009. In November 2007, the Company suspended construction on the project until debt financing can be secured as described in Notes 2 and 4. In April 2008, the Company’s members voted to reduce the project from a 30 MGY to a 15 MGY production biodiesel facility. The Company anticipates this change in the project to affect the carrying value of certain construction-in-progress assets and construction related amounts and originally estimated impairment to be approximately $4,000,000 to $7,000,000. The Company has recorded an impairment charge of approximately $1,920,000 and $5,920,000 for the three and nine months ended July 31, 2008, respectively, which includes estimates related to being able to use certain construction-in-progress assets. The Company will continue to monitor and evaluate the usage of these long-lived assets to determine if any additional impairment is warranted.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of July 31, 2008 and the results of operations and cash flows for all periods present.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates include long-lived asset impairment analysis, amounts expended for construction-in-progress assets and construction related amounts as significant changes are expected to take place on the project. The Company noted that certain construction-in-progress assets and construction related amounts were impaired and has recorded a charge of approximately $1,920,000 and $5,920,000 for the three and nine months ended July 31, 2008, respectively, based on current plans to allow the use of corn oil as the primary feedstock and to reduce the plant size.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008 and 2007

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Equipment is depreciated over estimated service lives of related assets, five years, using the straight-line method of accounting. Property, plant and equipment undergoing development that is not in service is shown on the balance sheet as construction-in-progress and is not depreciated. As the project has changed significantly, the Company recognized an impairment charge on construction-in-progress and other construction related amounts of approximately $1,920,000 and $5,920,000 for the three and nine months ended July 31, 2008, respectively.

Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property and equipment accounts and depreciated as discussed above.

Long-Lived Assets

The Company reviews property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. In addition, the Company compares the carrying value of assets to similar assets to aid determining the fair value. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. As the project changed significantly when the Company decided to change technologies to allow for corn oil as the primary feedstock and to reduce the size of the plant, all long-lived assets were reviewed for possible impairment. During the three months ended April 30, 2008, the Company estimated to have an impairment charge of approximately $4,000,000 to $7,000,000 on construction-in-progress and other construction related amounts and recorded an impairment charge of $4,000,000 at that time. The Company recorded an additional impairment charge of approximately $1,920,000 for the three months ended July 31, 2008, related to these long-lived assets.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008 and 2007

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51(Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. SFAS 160 must be adopted concurrently with the effective date of SFAS 141(R). The Company is evaluating the effect, if any, that the adoption of SFAS 160 will have on its results of operations, financial position, and the related disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company currently plans to adopt SFAS 161 during its 2010 fiscal year.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material effect on its consolidated financial position, results of operations or cash flows.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008 and 2007

2. LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company does not currently produce biodiesel, as its project is under development. In November 2007, the Company suspended construction of the biodiesel plant while it worked to secure additional or new debt financing and to consider changes to the Company’s plant design including reducing the size of the plant. The Company’s current equity reserves will be sufficient to fund operations for the next year if it does not resume construction of the biodiesel plant. The Company does not plan on recommencing construction, at its current planned size, until new project agreements and financing plans have been signed. In order to resume construction, the Company will have to obtain additional financing of approximately $21,835,000. The Company believes it will obtain this financing. If, however, financing is not obtained, the Company may return a portion of the equity offering proceeds, which would be less than the original investment.

3. CONSTRUCTION-IN-PROGRESS

The Company anticipated the construction to originally cost approximately $53,112,000 with approximately $41,286,000 remaining at July 31, 2008. As the project was changed from a 30 MGY to a 15 MGY plant, remaining construction is now anticipated to cost approximately $32,334,000. Due to the significant project changes, the Company originally estimated impairment of approximately $4,000,000 to $7,000,000. The Company has recorded an impairment charge of approximately $1,920,000 and $5,920,000 for the three and nine months ended July 31, 2008, respectively, related to construction-in-progress assets.

Amounts included in construction-in-progress are as follows.

	July 31, 2008	October 31, 2007*

Construction costs	$4,588,851	$10,944,264
Capitalized interest	133,556	133,556
Insurance and other costs	18,037	15,447

	$4,740,444	$11,093,267

* Derived from audited financial statements

Construction costs in accounts payable include approximately $101,000 and $502,000 of retainage at July 31, 2008 and October 31, 2007, respectively. The Company capitalized interest of approximately $134,000 since inception through October 31, 2007 and none during the nine months ended July 31, 2008.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008 and 2007

4. COMMITMENTS AND CONTINGENCIES

Construction Contracts

The original total cost of the project, including the construction and start-up expenses of the biodiesel plant was expected to be approximately $60,686,000 with approximately $53,112,000 for construction costs and approximately $7,574,000 of start-up expenses and project costs. Due to the project changing from a 30 MGY to a 15 MGY plant, construction is now anticipated to cost approximately $53,803,000, with approximately $44,693,000 for construction costs, including a construction contingency of $1,646,000, and approximately $7,464,000 of start up expenses and project costs. The Company terminated the existing construction contracts when it decided to change technologies to allow for corn oil as the primary feedstock and to reduce the size of the plant. Upon termination of the construction contract with the general contractor in July 2008, the Company received $4,500,000 in cash consideration for the design services deposit and construction services paid in excess of those earned to date by the general contractor plus estimated interest on these excess deposits. As part of the termination agreement, the Company redeemed at fair value the 750 units for approximately $750,000 initially invested by the general contractor towards settlement of the construction contract. The Company is in the process of signing agreements with a new construction contractor.

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

In August 2006, the Company entered into an agreement with an unrelated party to construct a boiler system for approximately $3,173,000, of which approximately $2,023,000 was incurred at July 31, 2008.

In October 2007, the Company entered into an agreement with an unrelated party to construct an office building for approximately $382,000, of which approximately $59,000 was incurred at July 31, 2008.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2008 and 2007

Debt Placement Agent

In July 2008, the Company entered into an agreement with Piper Jaffray to act as participating debt placement agent to structure and market senior debt participations in a total amount of approximately $9,000,000. The Company will pay a placement fee of 1.5% of the aggregate amount of senior debt participations raised by Piper Jaffray at financial close. The agreement can be terminated by either party with 30 days written notice. If the agreement is terminated, the Company shall pay reasonable out-of-pocket expenses incurred by Piper Jaffray.

Crude Corn Oil Purchase Agreements

In June 2008, the Company entered into an agreement with an unrelated party to purchase 820,000 pounds of corn oil per month. The Company will pay a flat fee per pound of corn oil supplied with additional quarterly payments based on changes in the heating oil index price. The initial term of the agreement is three years from the date of the first delivery of corn by the unrelated party. After the initial term, the corn oil supply agreement will automatically renew for consecutive one year terms, unless earlier terminated.

In August 2008, the Company entered into an agreement with an unrelated party to purchase 500,000 pounds of corn oil per month. The Company will pay a flat fee per pound of corn oil supplied with additional quarterly payments based on changes in the heating oil index price. The initial term of the agreement is three years from the date of the first delivery of corn by the unrelated party. After the initial term, the corn oil supply agreement will automatically renew for two consecutive one year terms, unless earlier terminated.

5. RELATED PARTY TRANSACTIONS

In January 2006, the Company entered into an agreement with a related party to serve as temporary project manager, providing organizational and development services. Services totaling approximately $1,000 and $38,000 were provided during the nine months ended July 31, 2008 and 2007, respectively. The related party is an investor and serves on the Company’s board of directors.

In May 2006, the Company entered into a consulting agreement with a related party to assist its temporary project manager. Services totaling approximately $36,000 were provided during the nine months ended July 31, 2007. No costs were incurred under this agreement during the nine months ended July 31, 2008. The related party is an investor and serves on the Company’s board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

          This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to, those business risks and factors described elsewhere in this report, in our other Securities and Exchange Commission filings, as well as those listed below.

•	Our lack of debt financing and USDA guarantee;

•	Overcapacity within the biodiesel industry;

•	Availability and costs of feedstock, particularly corn oil;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to market and our reliance on third parties to market our products;

•	Actual biodiesel and glycerin production varying from expectations;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to our plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in plant production capacity or technical difficulties in constructing or operating the plant;

•	Costs of construction and equipment and possible increases in these costs;

•	Changes in our business strategy, capital improvements or development plans;

•	Our proposed design-builder has limited experience in designing and constructing biodiesel plants;

•	Lack of a definitive design-build agreement;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our potential liability resulting from future litigation;

•	Our ability to hire and retain key employees and maintain labor relations;

•	Changes and advances in biodiesel production technology;

•	Competition from other alternative fuels; and

•	Other factors described elsewhere in this report.

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

Overview

          Soy Energy, LLC was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We are a development stage company formed for the purpose of constructing, owning and operating a 30 million gallon per year biodiesel plant for the sale of biodiesel and its primary co-product, glycerin, in Marcus, Cherokee County, Iowa. We recently changed our business plan, including a change in the production capacity and technology provider for our biodiesel plant. Now we anticipate constructing a biodiesel plant with a production capacity of 15 million gallons per year using technology provided by Best Energies, Inc. (“Best Energies”). Best Energies is a Wisconsin based company focused on developing essential technologies that add value to the biodiesel production process. Currently, our principal place of business is located at P.O. Box 663, 222 N. Main St., Marcus, Iowa 51035.

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

          Our original business plan, including the original design of the biodiesel plant, was estimated to cost $60,686,000 to complete. With the change in the production technology of the plant and the reduction in the production capacity of the plant, we currently anticipate the total project to cost approximately $53,803,000, which includes the amounts previously paid to Bratney. The total project cost includes approximately $32,334,000 in engineering and construction costs we anticipate paying to Best Energies, approximately $9,159,000 in engineering and construction costs to Bratney, our previous design-builder, less impairment charges of approximately $5,920,000 through July 31, 2008; $3,200,000 for the biomass boiler, and an additional $7,464,000 in other capital expenditures, start-up costs, working capital and interest. We have budgeted $1,646,000 in construction contingency to help offset any increases in our costs of construction. The impairment charge relates to construction-in-process assets which we have paid Bratney for, but may not be able to sell or utilize under our new business plan.

          We previously entered into a Phase 2 Agreement and an Agreement for Pre-Construction Services with Renewable Energy Group, Inc. of Ames, Iowa (“REG”). REG is a design-builder specializing in the design and construction of biodiesel plants. However, after lengthy discussions, our board of directors determined it was in the best interest of the company to change our design-builder to Bratney. We paid REG $2,500,000 under our Phase 2 and Pre-Construction Services Agreements. We requested that REG immediately refund $2,200,000 and provide us an itemized list of performed services for the remaining $300,000. We immediately received $2,200,000 and subsequently received $250,000 back from REG. We paid $1,500,000 of the refunded amount to Bratney Companies, as a deposit, under our Phase I Design Services Agreement.

          In June 2007, we signed a design-build agreement with Bratney for the design and construction of a 30 million gallon per year biodiesel facility. We agreed to a guaranteed maximum price of $48,855,000 to construct the plant.

          On March 6, 2008, we gave notice to Bratney that we were terminating our design-build agreement with them as management believed that the biodiesel plant as designed would not be profitable to operate due to the high cost of soybean oil and increasing costs of animal fats. Management decided to pursue a different biodiesel plant design utilizing Best Energies technology in order to reduce construction and future operating costs of our biodiesel plant. We paid Bratney approximately $13,659,000 for design and construction related services associated with the biodiesel plant. On July 25, 2008, we executed a termination agreement which settled certain issues we had with Bratney regarding the termination of the design-build agreement. In the termination agreement, Bratney agreed to refund $4,500,000 of funds previously paid under the design-build agreement and to provide certain documents and information necessary for us to continue developing our project. We received the $4,500,000 refund from Bratney on July 25, 2008. Additionally, we executed a redemption agreement with Bratney pursuant to which Bratney agreed to return its 750 membership units for cash and a non-cash settlement of approximately $750,000 of construction-in-progress as part of the termination agreement.

          On April 10, 2008, we held our annual member meeting. During our annual meeting, the board presented a proposal to the members to pursue changes to our business plan that our management believes will make our proposed biodiesel plant more competitive due to current conditions in the biodiesel market. At the member meeting, our members approved pursuing the use of Best Energies technology for the biodiesel plant and reducing the initial production capacity of the biodiesel plant to 15 million gallons per year from 30 million gallons per year. We anticipate that the proposed Best Energies design will allow us to expand the biodiesel plant to a 25 million gallon per year capacity in the future. We believe that the cost to construct the Best Energies biodiesel plant will be approximately $32,334,000. We do not, however, have a definitive agreement with Best Energies, and the final agreement may not be reached or may be under less favorable terms.

          In the future, and after we have completed construction of the biodiesel plant, we are considering constructing a soybean crushing facility. We anticipate the soybean crushing facility to process 10.42 million bushels per year of soybeans into 10.4 million gallons per year of crude soybean oil to be used as feedstock for the production of our biodiesel. We expect the soybean crushing facility to cost approximately $35,000,000 which we anticipate funding through cash generated from operations or a subsequent equity offering and debt financing. However, due to the fact that we have changed our plant design to primarily utilize corn oil, we may pursue a smaller soybean crushing facility or may abandon this plan altogether.

          In addition, we anticipate using a high pressure pellet fired boiler system to fuel our plant. We have signed a final proposal with R.W. Rice Co. to design and construct a pellet fired boiler system for our plant at a price of $3,172,540. We expect that the Cherokee County Solid Waste Commission will supply us with the pellets necessary to fuel the boiler system. We have signed an agreement with the Cherokee County Solid Waste Commission for the purchase of pellets necessary to meet the energy needs of the plant.

          We expect that the biodiesel plant will process approximately 16 million gallons per year of corn oil to produce approximately 15 million gallons of fuel-grade biodiesel and 1.5 million gallons of glycerin per year. However, we anticipate our biodiesel plant will be able to use several different types of feedstock including soybean oil and animal fats to produce biodiesel.

          From our inception, and until July 31, 2008, we have incurred accumulated losses of approximately $6,016,000 and we anticipate that accumulated losses will continue to increase until the biodiesel plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.

Liquidity and Capital Resources

          We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site development; and (3) plant construction and start-up of operations. Assuming we can secure the debt financing we need to complete capitalization of the project, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition, staffing, office costs, audit, legal, compliance and staff training. We estimate our total project costs will be approximately $53,803,000.

          Sources and Uses of Funds

          Below is a table showing our estimated use of the funds in order to complete construction of our biodiesel plant based on our revised plant design and technology. This estimated use of funds may change as we continue to explore changes to our business plan and plant design.

ESTIMATED USE OF FUNDS

Use of Proceeds	Amount

Construction Costs
Bratney Plant Costs(1)	$9,159,498	(3)
Best Energies Plant Costs(2)	32,333,429
Biomass Boiler	3,200,000
Owners Costs:
Inventory – Oil & Fat Feedstocks	1,675,000
Inventory – Chemicals & Catalysts	200,000
Inventory – Biodiesel	2,534,000
Inventory- Spare Parts	400,000
Startup Costs	300,000
Land	250,000
Administration Building Furnishings	100,000
Rolling Stock and Shop Equipment	435,000
Organizational Costs	655,000
Capitalized Fees and Interest	915,000
Contingency(4)	1,646,000

TOTAL	$53,802,927

(1)	We paid Bratney approximately $13,659,000 for services under the Bratney design-build agreement; however on July 25, 2008, we received a refund of $4,500,000 from Bratney.

(2)

The LOI with Best Biodiesel states the estimated cost of the Best Energies Plant is $33,530,000; however, this estimate does not take into account dirt, foundation and dike work previously completed. We currently estimate the value of this previously completed work to be approximately $1,196,000.

(3)

We paid approximately $9,159,000 in engineering and construction costs to Bratney and have now taken impairment charges of $5,920,000 on that payment because of our uncertainty on being able to utilize certain construction-in-process assets under our new business plan.

(4)	We anticipate items such as the fee to be paid to Piper Jaffray if it acts as our debt placement agent will come out of our contingency funds.

          Set forth below is an estimate of the sources of funding we will need to finance the construction and start-up operations of the biodiesel facility. The information set forth below includes an estimate of the debt financing we need to complete capitalization of the project. We have not executed any definitive loan agreements for the debt financing required to complete project capitalization. Our actual sources of funds could vary due to a number of factors, including those described in this report.

SOURCES OF FUNDS

Sources of Funds			Percent Of Total

Unit Proceeds	$30,668,000	(1)	57.00%
Seed Capital Proceeds	800,000		1.49%
Founding Member Proceeds	500,000		0.93%
Anticipated Best Energies In-Kind(2)	5,000,000		9.29%
Economic Development Grant	400,000		0.74%
Term Debt Financing	16,434,927		30.55%

Total Sources of Funds	$53,802,927		100.00%

(1) This includes the $750,000 paid by Bratney for 750 membership units in our registered offering. As part of our termination and redemption agreements, Bratney returned its 750 membership units as part of its refund.

(2) We anticipate Best Energies will contribute this amount to the project, however, we have not entered into an agreement with Best Energies for this contribution and we may never do so.

Project Capitalization

          We raised $1,300,000 of equity in our private placement offerings to fund our development, organizational and offering expenses. This includes $500,000 we raised in our founders offering and $800,000 we raised in our seed capital offering. In our Iowa intrastate offering, we raised $30,668,000 in equity. We anticipate offering Best Energies 5,000 units in exchange for a $5,000,000 reduction in the total cost to design and build the plant. We anticipate issuing these units in an exempt private placement to Best Energies after we execute a definitive design-build agreement. In order to fully capitalize the project, we anticipate requiring debt financing in the amount of approximately $16,435,000.

          On June 7, 2007, we received a contingent loan commitment from AgStar Financial Services agreeing to provide us with $33,486,540 in financing to capitalize the biodiesel plant. The AgStar loan commitment was contingent on AgStar securing the participating lenders required to fund the loan commitment and other to be determined conditions required by AgStar’s legal counsel and conditions that may be required by any participating lenders. Based on this contingent loan commitment, we satisfied all of the requirements of our escrow agreement to release the equity funds from escrow.

          To the date of filing this quarterly report, AgStar has not secured the participating lenders to fund the debt financing we require for our biodiesel plant and we do not anticipate that AgStar will do so. As a result of AgStar’s inability to fund its contingent loan commitment, we are seeking additional or new financing sources to complete the capitalization of our project. We anticipate that Farmers State Bank will be the lead lender for our project. We are working with Farmers State Bank to secure a USDA loan guarantee for our project which we believe will make our project more attractive to lenders. We have not been approved for a USDA guarantee for our loan and such a guarantee may not be provided.

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

Plant Construction and Start-Up of Plant Operations

          Plant Construction Activity

          As of September 10, 2008, our plant was approximately 10% complete. We have suspended construction of our biodiesel plant. We terminated our agreement with Bratney and we are in the process of pursuing the use of Best Energies technology and implementing the other changes to our business plan that were approved by our members at our April 10, 2008 member meeting. Due to the significant changes we made to our project, we expect to have impairment on the carrying value of our constructed assets and construction-in-process. We have estimated this impairment to be between $4,000,000 and $7,000,000. We have recorded an impairment charge in the value of these assets of $5,920,000 as of July 31, 2008. The following chart lists the status of various projects related to construction of our plant:

Project	Status

Dirt and Site Work	Dirt work commenced on August 1, 2007. Dirt work was approximately 98% complete on September 10, 2008. To date, the cost of performing the dirt and site work was approximately $822,000.

Process Building & Boiler Building

The boiler building was 5% complete on September 10, 2008. None of the equipment for the process building or boiler building has been installed. We have completed dirt work for the process building but have not completed construction of the foundation. To date, the cost of the work on the process building was approximately $5,273,000.

Storage Tanks

As of September 10, 2008, the storage tank farm was approximately 3% complete. The rail tank car loading and unloading area was approximately 1% complete. We have completed the dirt work and completed construction of the dike. To date, the cost was approximately $1,239,000.

Administration Office

The administration office was approximately 15% complete on September 10, 2008. We have completed the dirt work for the administrative building and have completed construction of the foundation. To date, the cost of work on the administrative office was approximately $50,000.

Truck Loading and Scale	The truck loading, unloading and scaling area construction was approximately 4% complete on September 10, 2008. We have completed the dirt work for the truck loading and scale facilities.

Utilities – Electrical and Natural Gas	The electrical wiring and control systems were approximately 0% complete as of September 10, 2008. We have brought electrical facilities to the project site.

Utilities – Water	The water utility was approximately 0% complete as of September 10, 2008. Rural water has been brought to the site for potable water.

Railroad Siding	Rail construction was approximately 10% complete on September 10, 2008. We have completed the dirt work on our railroad siding.

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

          Utilities and Infrastructure

          Electricity. We will require a significant supply of electricity to operate our plant. We anticipate that Mid - American Energy will supply us with our electricity needs, but we have not entered into any agreement with Mid-American Energy.

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

          Rail. The Canadian National Railroad provides rail service near the site of our biodiesel plant. We are currently in the process of establishing rail service directly to our plant in order to ship biodiesel to our customers. As of September 10, 2008, rail construction was approximately 10% complete. We anticipate we will enter into an agreement with the Canadian National Railroad for rail service, but we have not currently entered into any such agreement.

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

          On June 24, 2008, we entered into a Crude Oil Purchase Agreement with Little Sioux Corn Processors, LLLP (“LSCP”), effective as of June 19, 2008. Under the Agreement, we agreed to purchase from LSCP 820,000 pounds of corn oil produced by LSCP per month. Pursuant to the LSCP corn oil supply agreement, we agreed to pay a flat fee per pound of corn oil supplied with additional quarterly payments based changes in the heating oil index price. The initial term of the LSCP corn oil supply agreement is three years from the date of the first delivery of corn oil by LSCP. After the initial term, the corn oil supply agreement will automatically renew for consecutive one year terms, unless it is earlier terminated. If we fail to provide a date of first delivery prior to June 30, 2010, LSCP may terminate the Agreement at its sole discretion.

          On August 15, 2008, we entered into an agreement with Siouxland Ethanol, LLC (“Siouxland Ethanol”), in which we agreed to purchase 500,000 pounds of corn oil produced by Siouxland Ethanol per month. Pursuant to the Siouxland Ethanol corn oil supply agreement, we agreed to pay a flat fee per pound of corn oil supplied with additional quarterly payments based on changes in the heating oil index price. The initial term of the Siouxland Ethanol corn oil supply agreement is three years from the date of the first delivery of corn oil by Siouxland Ethanol. After the initial term, the corn oil supply agreement will automatically renew for consecutive one year terms, unless it is earlier terminated. If we fail to provide a date of first delivery prior to December 31, 2009, Siouxland Ethanol may terminate the Agreement at its sole discretion.

          Although there are a large and growing number of ethanol plants, not all of them produce and market corn oil. Ethanol producers may choose not to install the equipment necessary to separate the corn oil, because this would require a significant capital expenditure by the ethanol plant. Further, because other biodiesel producers are considering using corn oil as the feedstock for their biodiesel production process, the price of corn oil may increase significantly, which could eliminate any advantage to using corn oil.

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

          We also expect to benefit from federal and state biodiesel supports and tax incentives. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). The VEETC created a tax credit of $1.00 per gallon for biodiesel made from virgin oils derived from agricultural products and animal fats and a tax credit of $0.50 per gallon for biodiesel made from non-virgin agricultural products and animal fats. VEETC was designed to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel. VEETC is scheduled to expire on December 31, 2008, and it may not be extended. The RFS requires refiners to use 9 billion gallons of renewable fuels in 2008, increasing to 36 billion gallons by 2022. Further, the RFS contains a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to 1 billion gallons by 2012. However, the mandates of the RFS are expected to largely be met by ethanol and thus will likely have a much smaller impact on the biodiesel industry. These programs may be abandoned or repealed which could affect our ability to capitalize our project and operate profitably should we complete construction of our proposed plant.

          On May 22, 2008, the United States Congress voted to override the President’s veto of the Food and Energy Conservation Act of 2008 (the “Farm Bill”). The Farm Bill reauthorizes the CCC Bioenergy Program which was created to promote sustained increases in bioenergy production and related industrial agricultural commodities, as well as to help improve the environment through the production and use of cleaner burning fuels. Under the program, the USDA makes payments through the Commodity Credit Corporation to eligible producers to encourage increased purchases of eligible commodities for the purpose of expanding production of bioenergy and supporting new production capacity. The Farm Bill authorized $300 million in mandatory funding for the program over the 5 year duration of the Farm Bill and authorizes an additional $25 million in funding each year from fiscal year 2009 through fiscal year 2012, subject to Congress’ annual appropriations process. Ethanol produced from corn will not qualify under the program. Final rules under the CCC Bioenergy Program, however, have not yet been implemented.

          Biodiesel production continues to grow as additional plants become operational. In 2005, approximately 75 million gallons of biodiesel were produced in the United States, a three fold increase from 2004 biodiesel production according to the National Biodiesel Board. Further, in 2006 biodiesel production increased to 250 million gallons, a further significant increase from 2005. The National Biodiesel Board estimates that in 2007, biodiesel production reached 450 million gallons. In January 2008, the most recently reported data, the National Biodiesel Board estimated there were 171 active plants with an annual production capacity of 2.24 billion gallons annually, with another 57 plants and 3 expansions in construction. The biodiesel industry is becoming more competitive nationally as a result of the substantial construction and expansion that is occurring in the industry. We believe this increase in biodiesel supply as well as high soybean oil prices have forced some biodiesel producers to cut back production or cease production altogether. The combination of additional supply and stagnant or reduced demand may damage our ability to secure the debt financing we require and hurt our ability to generate revenue and maintain positive cash flows should our biodiesel plant become operational.

          The subprime mortgage lending crisis has contributed to a generally unfavorable credit environment. We can offer no assurances or guarantees that we will be able to obtain debt financing to fully capitalize this project. If we are unable to obtain debt financing, or if the debt financing is at unfavorable terms, our project will fail which will decrease or eliminate the value of our units. If we fail, we may dissolve the Company, in which case, the assets of the Company will be distributed according to the terms of our operating agreement, which may result in our unit holders not receiving any portion of our assets when the Company is dissolved.

Quarterly Financial Results

          At July 31, 2008, we had total assets of approximately $25,456,000 consisting primarily of cash and equivalents, other accounts receivables, land and construction in progress. At July 31, 2008, we had liabilities of approximately $440,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at July 31, 2008, was approximately $25,015,000. Since our inception, we have generated no revenue from operations. For the nine months ended July 31, 2008, we have a net loss of $6,043,000 primarily due to an impairment charge of $5,920,000 recorded through July 31, 2008.

          Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $53,803,000. Our capitalization plan consists of a combination of equity we raised in our seed capital and general offerings, anticipated debt, and government grants. We anticipate that the cost of our project may increase as we make changes to the design of our plant and the technology we use for the plant.

Sources of Funds

          In December 2005, we sold a total of 1,500 units to our founding members at a price of $333.33 per unit and received aggregate proceeds of $500,000. In addition, in April 2006 we issued 1,600 units to our seed capital members at a price of $500 per unit and received aggregate proceeds of $800,000. We sold 30,668 units at a price of $1,000 per unit in our Iowa registered offering and received aggregate proceeds of $30,668,000. We broke escrow on our Iowa registered offering in June 2007. We incurred costs of raising capital of approximately $186,000 related to the equity proceeds raised. These costs primarily consisted of legal fees, professional fees and printing costs. We executed a redemption agreement with Bratney pursuant to which Bratney agreed to return its 750 membership units.

          We determined the offering price for our founding members, seed capital and general offering units based upon the capitalization requirements necessary to fund our development, organization and financing activities as a development-stage company. We did not rely upon any independent valuation, book value or other valuation criteria in determining the founding member, seed capital and general offering sales price per unit.

Debt Financing

          Based on our current estimate of the total project cost and the equity we raised in our seed capital and general offerings, and the anticipated $5,000,000 in-kind contribution we expect Best Energies to make, we expect to require debt financing in the amount of $16,435,000 to fully capitalize the project.

          During May 2006, we obtained loans with Farmers State Bank in Marcus, Iowa, totaling $1,999,000, a portion of which we used to pay REG under our pre-construction services agreement. Upon termination of our relationship with REG, we received a refund of a portion of the funds paid to REG under our Phase 2 and pre-construction services agreement. We paid Bratney $1,500,000 under our Phase I Design Services Agreement and we paid an additional deposit in June 2007 of $3,950,000. When we broke escrow on our Iowa registered intrastate offering in June 2007, we repaid the entire amount of our loans with Farmers State Bank.

          On June 7, 2007, we received a contingent loan commitment from AgStar Financial Services agreeing to provide us with $33,486,540 in financing to capitalize the biodiesel plant. The AgStar loan commitment was contingent on AgStar securing the participating lenders required to fund the loan commitment and other to be determined conditions required by AgStar’s legal counsel and conditions that may be required by any participating lenders. Based on this contingent loan commitment, we satisfied all of the requirements of our escrow agreement to release the equity funds from escrow.

          To the date of filing this quarterly report, AgStar has not secured the participating lenders to fund the debt financing we require for our biodiesel plant and we do not anticipate they will be able to do so. As a result of AgStar’s inability to fund its contigent loan commitment, we are continuing to seek additional or new financing sources to complete the capitalization of our project.

          We hope to attract the senior bank loan from a major bank, with participating loans from other banks. We expect the senior loan will be a construction loan secured by all of our property, including receivables and inventories. We currently anticipate that Farmers State Bank will be our lead lender. Farmers State Bank has been assisting us in securing a USDA loan guarantee that we anticipate will make our project more attractive to lenders. Based on our knowledge of similar loans made in the industry and preliminary discussions with potential lenders, we anticipate that we will pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender, however, we may not be able to obtain debt financing or adequate debt financing may not be available on the terms we currently anticipate. If we are unable to obtain senior debt financing in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing which could require us to issue warrants. The issuance of warrants could reduce the value of our units and if we are not successful in capitalizing the project it will fail.

          In July 2008, we entered into an agreement with Piper Jaffray to act as our debt placement agent to structure and market senior debt participations in a total amount of approximately $9,000,000. In exchange for these services, we will pay Piper Jaffray 1.5% of the aggregate amount of senior debt participations raised by Piper Jaffray at financial close.

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

          USDA Business and Industry Guaranteed Loan Program – The purpose of the Business and Industry Guaranteed Loan Program is to provide a loan guarantee for companies that are seeking to engage in certain business activities, including reducing reliance on non-renewable energy resources. The B&I Loan Guarantee can be used to guarantee the repayment of between 60% and 80% of qualifying loans depending on the amount of funds borrowed. There is an annual fee for the loan guarantee that is paid to the USDA based on a percentage of the outstanding principal balance of the loan. This percentage is set annually by the USDA. The guaranteed loan can be used for construction of the proposed biodiesel plant. We are working with Farmers State Bank to complete our application for the B&I Loan Guarantee but we have not yet been approved for the USDA loan guarantee.

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

          Iowa Rail and Revolving Loan and Grant Program (RRLGP) – The Railroad Revolving Loan and Grant program provides assistance to improve rail facilities that will spur economic development and job growth and provide assistance to railroads for the preservation and improvement of the rail transportation system. The program can provide assistance as either loans or grants. Industries, railroads, local governments or economic development agencies may apply for financial assistance for projects such as:

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

Item 4T. Controls and Procedures

          Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective due to the material weaknesses discussed below.

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

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2008 and there has been no change, other than in regard to the material weakness discussed above, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

          Commencing in December 2006, we conducted a registered offering in the state of Iowa, but were exempt from federal registration of the securities under Section 3(a)(11) of the Securities Act of 1933. We registered a minimum of 25,000 units and a maximum of 39,000 units at an offering price of $1,000 per unit. The offering commenced on December 1, 2006 in the state of Iowa and closed on December 1, 2007. We sold 30,668 units at a price of $1,000 per unit. From our unit sales we received total aggregate proceeds of $30,668,000. We incurred approximately $186,000 of offering costs that offset equity proceeds raised as of October 31, 2007. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs. Additionally, we executed a redemption agreement with Bratney pursuant to which Bratney agreed to return its 750 membership units for cash and a non-cash settlement of approximately $750,000 of construction-in-progress as part of the termination agreement.

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

          None.

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

SOY ENERGY, LLC

Date	September 15, 2008	/s/ Charles Sand

Charles Sand President and Chief Executive Officer (Principal Executive Officer)

Date:	September 15, 2008	/s/ Dallas Thompson

Dallas Thompson Treasurer and Chief Financial Officer