Form 10-K
period 2008-10-31
Soy Energy, LLC
filed 2009-01-29
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2008

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

COMMISSION FILE NUMBER 000-52428

SOY ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-4026473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 N. Main Street, P. O. Box 663, Marcus, Iowa	51035
(Address of principal executive offices)	(Zip Code)

(712) 376-2081
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant at January 29, 2009, was $31,183,000 There is no established public trading market for our membership units. The aggregate market value was computed by reference to the most recent offering price of our units.

As of the date of this filing, there are 33,018 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G (3), we omit Part III, Items 10, 11, 12, 13, and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2008).

AVAILABLE INFORMATION

          Our website address is http://www.soyenergyllc.com/. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Information for Investors,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-K.

PART I

ITEM 1. BUSINESS

Business Development

          We are a development stage Iowa limited liability company with no prior operating history. We were organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We were in the process of developing a 15 million gallon per year biodiesel plant near Marcus, Iowa in Cherokee County. We originally planned to construct a 30 million gallon per year biodiesel plant, but due to changes in our business plan as discussed below, our members voted to pursue construction of a smaller biodiesel plant. Given the recent economic downturn, Management determined in October 2008 that obtaining the financing necessary to build even this smaller biodiesel plant is not likely feasible. Therefore, we have since began exploring possibilities to use our assets to merge with or invest in a company that has already completed construction of a biodiesel plant, rather than constructing our own plant. We have not executed any binding agreements or obtained our members’ consent for this new possibility. We anticipate that we would attempt to merge with or invest in an Iowa company with a constructed biodiesel plant in Iowa. In the event we cannot negotiate a merger with or investment in a company with a completed biodiesel plant, we may be forced to abandon our business and ask our members to vote on dissolution of our company.

          Since we are organized as an Iowa limited liability company, we anticipate being taxed as a partnership. If we were not taxed as a partnership, we would likely be subject to corporate level taxes which would reduce our cash available for distributions to our members. In order to protect our partnership tax status, our units are not generally transferable. Our members will be allocated a portion of our gains, losses and credits and will report these items on their individual tax returns. Also, any unit-holder is required to report the unit-holder’s pro-rata share of our income on their personal tax returns, which could result in the unit-holder paying taxes for income without having any distribution from us. Additionally, if we are audited and adjustments are made to our tax returns, it could result in audits, filing fees, tax liabilities and penalties amongst other costs being charged to our unit-holders. Each member should consult their personal financial and tax advisors with respect to the tax effect of investing in a limited liability company such as Soy Energy.

          On February 13, 2006, we entered into an agreement with Renewable Energy Group of Ralston, Iowa (REG) to provide certain design services and to construct the proposed biodiesel plant. We paid REG $2,500,000 as a deposit when we executed the design-build agreement. We subsequently terminated our agreement with REG. REG returned $2,450,000 of our deposit and we expensed the net payment of $50,000. We do not anticipate receiving any further refunds from REG.

          In July 2006, we executed a design-build agreement with Bratney Companies (Bratney) for the design and construction of our biodiesel plant. We paid Bratney $1,500,000 as a deposit at the time we executed the design-build agreement and an additional deposit of $3,950,000 was paid in June 2007. Bratney is a related party as it purchased 750 of our membership units in our Iowa registered offering. On March 6, 2008, we gave notice to Bratney that we were terminating our design-build agreement as Management believed that the biodiesel plant as designed by Bratney would not be profitable to operate due to the volatile cost of soybean oil and increasing costs of animal fats. To date, we have paid Bratney approximately $13,659,000 for design and construction related services associated with the biodiesel plant. On July 25, 2008, we executed a termination agreement with Bratney which addressed issues relating to our termination of the Bratney design-build agreement. In connection with the termination agreement, Bratney refunded us $4,500,000 of the $13,659,000 we had previously paid to Bratney. Additionally, we executed a redemption agreement with Bratney on July 25, 2008, where we agreed to redeem

Bratney’s 750 membership units for non-cash settlement of approximately $750,000 of construction-in-process as part of the termination agreement. Therefore, Bratney is no longer a member of Soy Energy.

          On June 7, 2007, we received a contingent loan commitment from AgStar Financial Services agreeing to provide us with up to approximately $33,487,000 in financing to capitalize the biodiesel plant. The AgStar loan commitment was contingent on AgStar securing the participating lenders required to fund the loan commitment and other to be determined conditions required by AgStar’s legal counsel and conditions that may be required by any participating lenders. Based on this contingent loan commitment, we satisfied all of the requirements of our escrow agreement to release the equity funds from escrow.

          We broke escrow in June 2007 and commenced construction of our biodiesel plant in August 2007. While we had a contingent debt financing commitment from AgStar at the time we broke escrow, to date, AgStar has not been able to secure the participating banks required to fund the contingent loan commitment. We have discontinued discussions with AgStar regarding debt financing for our project. In November 2007, we suspended construction of our biodiesel plant.

          Upon suspending construction, Management began exploring the use of corn oil as the primary feedstock for the production of biodiesel. We believe that corn oil may present a more favorable feedstock for biodiesel production compared to soybean oil in terms of cost. Management identified Best Energies, Inc. located in Madison, Wisconsin, as a potential source of corn oil technology. On May 12, 2008, we entered into a letter of intent with Best Biodiesel, Inc., a subsidiary of Best Energies, to construct our proposed biodiesel plant. The letter of intent called for a construction price of approximately $33,530,000, depending on the suitability of the completed construction for the Best Energies designed plant. We had also been in negotiations with Best Energies for a $5,000,000 equity contribution to our project.

          In October 2008, Best Energies notified us that it would not be willing to contribute this amount of equity. It was at this time that Management determined that given the economic and market conditions, we would not be able to find a replacement for the $5,000,000 equity contribution and debt financing to complete construction of our own plant. We have recorded impairment charges of approximately $6,923,000 as a part of the termination of construction contracts and determining building a plant on the site in Marcus, Iowa is currently not feasible.

          Construction of the plant in Marcus, Iowa was approximately 10% complete when Management determined completion of the construction was no longer feasible. We are uncertain as to whether we will be able to sell the land and equipment we already own, or if we can sell the land and equipment whether it will be at a profit. Since determining we will be unable to obtain the financing necessary to build our own plant, we have been exploring other opportunities in the biodiesel industry – such as investing in or merging with a company that has a completed biodiesel plant. We will need to negotiate definitive documents with a company, as we have not entered into any agreements, and such agreements may not be on terms favorable to us. In addition, we will need to obtain member approval of any large investment in or merger with another company, and we may not be able to obtain such approval. In the event we do successfully complete an investment in or merger with another company, the company with which we ultimately invest in or merge with may not successfully operate its plant. If we cannot successfully complete an investment in or merger with a company that can operate its biodiesel plant at a profit, our business may fail and we may ask our members to approve dissolution of our company.

          To date, we have not generated any revenues and we do not anticipate generating any revenues unless we successfully merge with or invest in an existing biodiesel facility.

Plan of Business Through the 2009 Fiscal Year

          Our fiscal year end is October 31 each year. We expect to spend the beginning of our 2009 fiscal year finding an investment opportunity with a company that owns a constructed biodiesel plant, negotiating definitive agreements for such investment, obtaining member approval of this new business plan, preparing the appropriate filings with the Securities Exchange Commission for the investment, and obtaining member approval to close on the investment plan. We anticipate that in the next twelve months we may need to assist the company we merge with or invest in to seek additional capital for such company, either debt or equity, in order to complete the development of its biodiesel plant. However, no decision has yet been made with respect to raising additional equity. Our equity reserves are not adequate to continue or recommence construction of the biodiesel plant. Therefore, we plan to use our equity reserves to make an investment in a company that has a completed biodiesel plant. We expect our equity reserves will be adequate for an investment in a completed biodiesel plant. Should we be unsuccessful in completing a merger with or investment in a company that has a completed biodiesel plant, our project may fail and the company may be dissolved. If the company is dissolved, our assets will be distributed pursuant our operating agreement.

Business of the Company

          Acquisition of Plant and Equipment

          Approximately 10% of the construction of our biodiesel plant was completed before we suspended construction. Should we be unable to sell, or sell at a profit, the real estate and equipment we acquired for our biodiesel plant, we will experience additional losses.

          Principal Products and Their Markets

          The principal products of biodiesel plants are biodiesel and crude glycerin. We anticipate that any plant we construct or obtain an ownership interest in will be able to pretreat crude vegetable oils (including corn oil) and animal fats. Due to the current volatility in soybean oil prices, there may be some benefits of producing biodiesel from corn oil instead of soybean oil.

Primary Product- Biodiesel

          Biodiesel is a clean-burning alternative fuel produced from domestic, renewable resources primarily used in compression ignition (diesel) engines. Biodiesel can also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. A chemical process called transesterification removes the free fatty acids from the base oil and creates the desired esters. Transesterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol. The methanol can be used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum diesel.

          Biodiesel that is in neat (pure) form is typically designated in the marketplace as B100. The 100 indicates that the fuel is 100% biodiesel. Biodiesel is frequently blended with petroleum based diesel. When biodiesel is blended, it is typically identified in the marketplace according to the percentage of biodiesel in the blend. For instance, B20 indicates that 20% of the fuel is biodiesel and 80% is petroleum-based diesel.

          Biodiesel’s physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel, in its pure form or blended with petroleum diesel, may be used in most standard diesel engines without making any engine modifications. Biodiesel demonstrates greater lubricating properties, referred to as lubricity, than petroleum-based diesel. This could lead to less engine wear in the long-run as biodiesel creates less friction in engine components than petroleum-based diesel. Biodiesel also demonstrates greater solvent properties. With higher percentage blends of biodiesel, this could lead to break downs in certain rubber engine components such as seals. The solvent properties of biodiesel also can cause accumulated deposits from petroleum-based diesel in fuel systems to break down. This could lead to clogged fuel filters in the short-term. These problems are less prevalent in biodiesel blends that utilize lower concentrations of biodiesel compared to petroleum-based diesel.

Co-product

          Glycerin is the primary co-product of biodiesel production. Glycerin is produced at a rate of approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that make it suitable for use in a wide variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin has many applications, including as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs, and food products. In addition, new uses for glycerin are frequently being discovered and developed. The crude glycerin produced by most biodiesel plants, however, is not suitable for use in pharmaceutical products without further processing. If we invest in or merge with a company that owns a constructed biodiesel plant, it may not have capabilities to refine its glycerin into pharmaceutical quality.

Biodiesel Markets

          The ability to market biodiesel is heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce biodiesel.

          Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. According to the United States Department of Energy, the United States consumes approximately 60 billion gallons of diesel fuel annually. The National Biodiesel Board estimates that during 2007, United States’ production of biodiesel was approximately 450 million gallons. Government legislation that seeks to encourage the use of renewable fuels could lead to an expansion of the market for biodiesel in the future. Biodiesel has been identified as a potentially good substitute for diesel fuel in underground mining operations because it burns cleaner and leads to less air pollution, a feature that is very important in confined places such as mines. Further, biodiesel may be safer to handle in a mine setting where fire can be disastrous. Additional market increases might occur as a result of growing environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs. However, biodiesel still only accounts for a very small percentage of the diesel fuel market as a whole. The biodiesel industry will need to continue to grow demand in order to sustain the price of biodiesel into the future.

Wholesale Market/ Biodiesel Marketers

          Most biodiesel to is sold on the wholesale market and we anticipate this will be the case with the biodiesel produced at any plant we may invest in or merge with in the future. Biodiesel marketers sell most biodiesel directly to fuel blenders. Fuel blenders purchase B100 and B99.9 biodiesel, and mix it with petroleum-based diesel. The fuel blenders actually deliver the final product to retailers.

          There are only a few wholesale biodiesel marketers in the United States. Three examples are World Energy in Chelsea, Massachusetts; Eco-Energy, Inc. in Franklin, Tennessee; and Renewable Energy Group, Inc. in Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. We previously entered into an agreement with Eco-Energy to market our biodiesel when we still anticipated building our own biodiesel plant, but we have since terminated that agreement on the determination that it is not feasible for us to obtain the financing necessary to build our own plant. If we invest in an existing biodiesel plant, the existing plant may use a different marketer and the marketing agreement may be on different or less favorable terms than we had with Eco-Energy.

Retail

          The retail biodiesel market consists of biodiesel distribution primarily through fueling stations to transport trucks and jobbers, which are individuals that buy product from manufacturers and sell it to retailers, who supply farmers, maritime customers and home heating oil users. Retail level distributors include oil companies, independent station owners, marinas and railroad operators.

          The biodiesel retail market is still in its very early stages as compared to other types of fuel. The present marketing and transportation network must expand significantly in order to maintain growth within the biodiesel production industry. Areas requiring expansion include, but are not limited to:

•	additional rail capacity;

•	additional storage facilities for biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets;

•	expansion in refining and blending facilities to handle biodiesel; and

•	growth in service stations equipped to handle biodiesel fuels.

          With increased governmental support of renewable fuels and greater consumer awareness of renewable fuels, we anticipate that the availability of biodiesel may increase in the future. However, substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis.

Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for biodiesel, impede our delivery of biodiesel, impose additional costs on us or otherwise have a material adverse effect on the results of operations or financial position of any company which we merge with or make an investment in. The biodiesel industry that our business intends to be involved in is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

          Distribution of Principal Products

          We entered into an agreement, when we still anticipated constructing our own plant, with Eco-Energy, Inc. of Franklin, Tennessee (Eco-Energy). We have since terminated that agreement on the determination that it is not feasible for us to obtain the financing necessary to build our own plant. If we invest in an existing biodiesel plant, the existing plant may use a different marketer and the marketing agreement may be on different or less favorable terms than we had with Eco-Energy.

          We anticipate that any biodiesel production company that we make an investment in or merge with will have an agreement with a glycerin marketer. We may have no control over the terms of such agreement.

          If we invest in or merge with a company that owns a completed biodiesel plant, such company will likely already have rail agreements in place and we will not likely have any opportunity to modify the terms of such agreements.

          New Products or Services

          We do not anticipate introducing any new products or services during our current fiscal year.

          Our Primary Competition

          Any company we invest in or merge with will operate its biodiesel plant in a very competitive environment. Biodiesel is a relatively uniform commodity where competition in the marketplace is predominantly based on price, consistent quality, and to a lesser extent delivery service. Any company we invest in or merge with will compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of these companies may be able to produce biodiesel in a more efficient manner than a plant we may invest in or merge with. Such company will face competition for capital, labor, management, feedstock and other resources. Competitors may have greater resources than any company we invest in or merge with may have or will have in the future. Further, some competitors can produce refined glycerin which may expand the market for the glycerin they produce.

          According to United States Department of Agriculture, the final estimates as of January 11, 2009, for the United States soybean crop harvested in the fall of 2008 was approximately 2.959 billion bushels, the fourth largest on record. This is up from the soybean crop harvested in the fall of 2007 of approximately 2.6 billion bushels.

          Since soybeans are an agricultural product, seasonal changes can affect the soybean yield. If fewer soybeans were produced in any given year, the biodiesel industry could face significant competition for soybean oil since a decrease in the soybean crop will likely lead to a comparable decrease in the supply of soybean oil.

          Further, in recent years the selling price of soybean oil has increased significantly. The average selling price for soybean oil for July 2007 was approximately 35 cents per pound. According to the USDA’s Oil Crops Outlook January 2009 report the June 2008 soybean oil price reached over 62 cents per pound. The prices have since come back down and the estimated price of soybean oil for the 2008/2009 crop year are expected to be between approximately 32.0 and 35.0 cents per pound. We believe this has made biodiesel production unprofitable for some operating biodiesel plants that rely on soybean oil as a feedstock for biodiesel production.

          Due to current volatile soybean oil prices, biodiesel producers are exploring the use of corn oil as a feedstock for biodiesel production. One potential source of corn oil that can be used for biodiesel production is from ethanol producers who separate corn oil from the distillers grains they produce as a co-product of the ethanol production process. There are several ethanol production facilities located in Iowa. We entered into corn oil supply agreements with Little Sioux Corn Processors and Siouxland Ethanol, each of which is an ethanol production company, however; we have allowed these agreements to expire in connection with Management’s determination that it was not feasible for us to obtain the financing necessary to construct our own plant. In addition, other biodiesel producers are considering the same option and competition for suppliers of corn oil may increase in the biodiesel industry. This competition may increase the selling price of corn oil which may make corn oil an unattractive option for biodiesel production in the future.

          Not only will any company we may invest in or merge with compete with other biodiesel producers in the purchase of feedstocks, but will also compete with other biodiesel producers in the sale of the biodiesel and glycerin it produces. We expect that additional biodiesel producers will continue to enter the market if the demand for biodiesel increases. When new producers enter the market, they will increase the supply of biodiesel in the market. If demand does not keep pace with additional supply, the selling price of biodiesel will likely decrease and any company we invest in or merge with may not be able to operate its plant profitably. We believe that currently there may be a greater supply of biodiesel than current demand. Further, we believe many biodiesel producers are already operating at less than full capacity and some biodiesel producers have ceased production of biodiesel altogether. Any company we invest in or merge with may be forced to scale back production of biodiesel or cease producing biodiesel altogether should market forces dictate.

          The National Biodiesel Board reports that biodiesel production has steadily grown over the years. The National Biodiesel Board estimates that United States biodiesel production increased from approximately 75 million gallons of biodiesel in 2005 to an estimated 450 million gallons of biodiesel production in 2007. While the demand for biodiesel has steadily increased over the past several years, so has the number of biodiesel producers as well as the biodiesel production capacity of the biodiesel industry. Demand for biodiesel may not continue to increase, or it may increase at a slower pace than the increase in biodiesel supply. This could negatively affect the selling price of biodiesel.

          Biodiesel plants are operating or have been proposed in a total of at least 46 states. The National Biodiesel Board estimates that as of September 29, 2008, the most recent data available, there were 176 biodiesel plants actively producing biodiesel in the United States, one of which is planning to expand its operations to increase its annual production capacity. Additionally, 39 companies are in the planning stages or are constructing new biodiesel plants in the United States as of September 2008. Any company we invest in or merge with will likely compete with several biodiesel plants with capacity to produce significantly more biodiesel than such company will likely produce. These large biodiesel producers include GreenHunter BioFuels, Inc., a 105 million gallon per year plant in Houston, Texas, Imperium Grays Harbor plant, a 100 million gallon per year plant in Seattle, Washington, Green Earth Fuels of Houston, a 90 million gallon per year plant in Galena Park, Texas, and Archer Daniels Midland Co. (ADM), an 85 million gallon per year plant in Velva, North Dakota. Additionally, there is a 100 million gallon per year plant under construction in Las Vegas, Nevada, and a 105 million gallon per year plant under construction in Burbank, Washington. These large biodiesel producers may be able to realize economies of scale of producing biodiesel that any company we invest in or merge with will likely be unable to realize.

          Currently, according to the Iowa Renewable Fuels Association, there are 14 active biodiesel plants in Iowa and 2 biodiesel plants currently under construction, including our plant. When these new plants are completed, they will push Iowa biodiesel production capacity to nearly 353 million gallons per year. However, we expect that actual Iowa biodiesel production will be less because plants will not be able to operate at full capacity. Any company we may merge with or invest in will compete directly with other biodiesel producers in Iowa in the sale of biodiesel and glycerin. In addition, we will compete directly with other Iowa biodiesel producers for the procurement of feedstocks. Feedstock that is located in close proximity to a plant is the most cost effective as it results in less transportation costs. However, as biodiesel production increases in Iowa, it may increase demand for these feedstocks, which may require any company we may merge with or invest in to purchase feedstock from farther away which could increase the transportation expenses and reduce the amount of funds available for distribution to our company or our members.

          In addition to the existing plants and those currently under construction, other companies have announced plans to construct biodiesel facilities in Iowa. Many of these companies are in the process of raising equity to fund their biodiesel plants. It should be noted that recent efforts to raise equity for some biodiesel facilities have been unsuccessful. This may be a result of unfavorable conditions in the biodiesel market and the downturn in the economy. Further, many biodiesel companies have experienced difficulty in securing the debt financing they require to build their biodiesel plants.

          We anticipate that other biodiesel plants in Iowa will be direct competitors for resources other than customers and raw materials. We anticipate Iowa plants will compete for capital, labor and management. These resources tend to be utilized from a local market, and additional strains placed on these resources by increased competition in Iowa could result in any company we may invest in or merge with being forced to expend additional funds on recruiting labor and management to relocate from other areas, which may in turn reduce the funds available for distribution to our company or our members.

          The following map produced by the National Biodiesel Board indicates the locations of current active plants in the United States as of September 29, 2008, the most recently reported data. Active plants are those companies that are actively producing biodiesel.

Commercial Biodiesel Production Plants (September 29, 2008)

Source: National Biodiesel Board, http://www.biodiesel.org/buyingbiodiesel/producers_marketers/ProducersMap-Existing.pdf

          The following table provides a list of the active biodiesel plants in the United States as of September 29, 2008, as reported by the National Biodiesel Board. Some newly constructed plants, are not listed.

State	Company	City	Annual Production Capacity	Primary Feedstock
AL
	Allied Renewable Energy, LLC	Birmingham	15,000,000	Soy
	Athens Biodiesel, LLC	Athens
	Eagle Biodiesel, Inc.	Bridgeport	30,000,000
	Green River Biodiesel, Inc.	Moundville		Soy
	Perihelion Global, Inc.	Opp	10,000,000	Multi Feedstock

AR
	Arkansas Soy Energy Group	DeWitt	10,000,000	Soy
*	Future Fuel Chemical Company	Batesville	24,000,000	Multi Feedstock
	Pinnacle Biofuels, Inc.	Crossett	10,000,000	Multi Feedstock
AZ
	Amereco Arizona, LLC	Arlington	15,000,000	Multi Feedstock
CA
	Blue Sky Bio-Fuels, Inc.	Oakland		Multi Feedstock
	Community Fuels	Stockton	10,000,000	Multi Feedstock
	Energy Alternative Solutions, Inc.	Gonzales	1,000,000	Multi Feedstock
*	Imperial Western Products	Coachella	8,000,000	Multi Feedstock
	Renewable Energy Products, LLC	Santa Fe Springs	10,000,000	Multi Feedstock
	Wright Biofuels, Inc.	San Jacinto	5,500,000	Multi Feedstock
	Yokayo Biofuels, Inc.	Ukiah	350,000	Recycled Cooking Oil
CT
	BioDiesel One Ltd	Southington	4,000,000	Recycled Cooking Oil
	Bio-Pur Inc.	Bethlehem	1,000,000	Multi Feedstock
FL
	Agri-Source Fuels, Inc.	Dade City	30,000,000	Multi Feedstock
*	World Energy Alternatives, LLC	Lakeland	18,000,000	Soy, Animal Fats, Yellow Grease
GA
	Alterra Bioenergy of Middle Georgia, LLC	Gordon	15,000,000	Multi Feedstock
	BullDog BioDiesel	Ellenwood	18,000,000	Multi Feedstock
	ECO Solutions, LLC	Chatsworth	25,000,000	Multi Feedstock
	Georgia Biofuels Corp.	Loganville	1,000,000	Multi Feedstock
	Middle Georgia Biofuels	East Dublin	1,500,000	Poultry Fat, Tallow
*	Peach State Labs	Rome		Soy
	Seminole Biodiesel	Bainbridge	10,000,000	Multi Feedstock
	Sunshine BioFuels, LLC	Camilla	6,000,000	Soy
	US Biofuels Inc.	Rome	10,000,000	Multi Feedstock
HI
	Pacific Biodiesel	Kahului	500,000	Multi Feedstock
	Pacific Biodiesel	Honolulu	1,000,000	Multi Feedstock
IA
*	AGP	Sergeant Bluff	30,000,000	Soy
*	Cargill	Iowa Falls	37,500,000	Soy
*	Central Iowa Energy, LLC	Newton	30,000,000	Multi Feedstock
	East Fork Biodiesel, LLC	Algona	60,000,000	Refined Vegetable Oils
*	Freedom Fuels, LLC	Mason City	30,000,000	Soy
*	Iowa Renewable Energy, LLC	Washington	30,000,000	Multi Feedstock
*	REG Ralston, LLC	Ralston	12,000,000	Multi Feedstock
	Riksch BioFuels, LLC	Crawfordsville	10,000,000	Multi Feedstock
	Sioux Biochemical, Inc.	Sioux Center	2,000,000	Corn, Soy
	Soy Solutions	Milford	2,000,000	Soy
	Tri-City Energy	Keokuk	5,000,000	Soy
*	Western Dubuque Biodiesel	Farley	30,000,000	Vegetable Oils
*	Western Iowa Energy	Wall Lake	30,000,000	Multi Feedstock
ID
	Blue Sky Biodiesel, LLC	New Plymouth	10,000,000	Soy
	Pleasant Valley Biofuels, LLC	American Falls
IL
	Diamond Biofuels	Maxon	500,000	Animal Fats, Recycled Cooking Oil
	Heartland Biodiesel, Inc.	Marion	3,000,000	Soy
	Incobrasa Industries, Ltd.	Gilman	31,000,000	Soy
	Midwest Biodiesel Products, Inc.	South Roxanna	30,000,000	Multi Feedstock
*	Stephan Company	Millsdale	22,000,000	Multi Feedstock
IN
	e-biofuels, LLC	Middletown	25,000,000	Multi Feedstock

	Evergreen Renewables	Hammond	5,000,000	Soy
	Indiana Flex Fuels	LaPorte	5,000,000	Multi Feedstock
	Integrity Biofuels	Morristown	10,000,000	Soy
	Louis Dreyfus Agricultural Industries, LLC	Claypool	80,000,000	Soy
KS
	Healy Biodiesel, Inc.	Sedgwick	1,000,000	Recycled Cooking Oil
	Krystal Clean Biofuels	Kansas City		Multi Feedstock
KY
*	Griffin Industries	Butler	1,750,000	Multi Feedstock
	Ownesboro Grain	Ownesboro	50,000,000	Soy
	Union County Biodiesel Company, LLC	Stugis	5,000,000	Soy
LA
	Vanguard Synfuels, LLC	Pollock	12,000,000	Multi Feedstock
MA
	MPB Bioenergy, LLC	Attleboro	500,000	Recycled Cooking Oil
MD
	Eagle Creek Fuel Services, LLC	Baltimore	1,000,000
	Greenlight Biofuels, LLC	Princess Anne	4,000,000	Multi Feedstock
	Maryland Biodiesel	Berlin	1,000,000	Soy
MI
	Ag Solutions, Inc.	Gladstone	5,000,000	Multi Feedstock
	Michigan Biodiesel, LLC	Bangor	10,000,000	Multi Feedstock
	NextDiesel	Adrian	20,000,000	Multi Feedstock, Corn Oil
	TPA Inc.	Warren	20,000,000	Multi Feedstock
MN
*	FUMPA BioFuels	Redwood Falls	3,000,000	Multi Feedstock
	Green Range Renewable Energy	Ironton	150,000	Recycled Cooking Oil
*	Minnesota Soybean Processors	Brewster	30,000,000	Soy
MO
	AGP	St. Joseph	29,900,000	Soy
	Global Fuels, LLC	Dexter	3,000,000	Multi Feedstock
	High Hill Biodiesel, Inc.	High Hill	5,000,000	Multi Feedstock
	Mid America Biofuels, LLC	Mexico	30,000,000	Soy
	Natural Biodiesel Plant, LLC	Hayti	5,000,000	Multi Feedstock
	Paseo Cargill Energy, LLC	Kansas City	37,500,000	Soy, Animal Fats
	Prairie Pride	Deerfield	30,000,000	Soy
MS
	CFC Transportation, Inc.	Columbus	1,500,000	Multi Feedstock
	Delta Biofuels, Inc.	Natchez	80,000,000	Multi Feedstock
	North Mississippi Biodiesel	New Albany	7,000,000	Soy
	Scott Petroleum Corporation	Greenville	20,000,000	Multi Feedstock
MT
	Earl Fisher Bio Fuels	Chester
NC
	Blue Ridge Biofuels	Asheville	1,000,000	Multi Feedstock
	Carolina Biodiesel, LLC	Durham
	Evans Environmental Energies, Inc.	Wilson	3,000,000
	Foothills Bio-Energies, LLC	Lenoir	5,000,000	Multi Feedstock
	Gortman Biofuel, LLC	Winston Salem	100,000
	Leland Organic Corporation	Leland	30,000,000	Multi Feedstock
	North Carolina BioFuels, LLC	Seaboard	1,000,000	Multi Feedstock
*	Piedmont Biofuels	Pittsboro	4,000,000	Multi Feedstock
	Triangle Biofuels Industries, Inc.	Wilson	3,000,000	Multi Feedstock
ND
	ADM	Velva	85,000,000	Canola
NE
	Horizon Biofuels, Inc.	Arlington	400,000	Animal Fat
	Northeast Nebraska Biodiesel, LLC	Scribner	5,000,000	Soy
	Wyobraska Biodiesel, LLC	Gering	10,000,000	Soy

NJ
	Fuel Bio One, LLC	Elizabeth	50,000,000	Multi Feedstock
	Innovation Fuels	Newark	40,000,000	Multi Feedstock
NM
	Rio Valley Biofuels, LLC	Anthony	750,000	Multi Feedstock
NV
	Bently Biofuels	Minden	1,000,000	Multi Feedstock
	Biodiesel of Las Vegas	Las Vegas	8,000,000	Multi Feedstock
NY
	Buffalo Biodiesel, Inc.	Tonawanda	1,500,000	Recycled Cooking Oil
	Northern Biodiesel, Inc.	Ontario		Soy
OH
	Agrifuels, LLC	Breman	1,000,000	Multi Feedstock
	American Ag Fuels, LLC	Definance	7,000,000	Multi Feedstock
	American Made Fuels, Inc.	Canton	5,000,000	Multi Feedstock
	Arlington Energy, LLC	Mansfield	4,000,000	Multi Feedstock
	Center Alternative Energy Company	Cleveland	5,000,000	Soy, Choice White Grease
	Jatrodiesel, Inc.	Miamisburg	5,000,000	Multi Feedstock
*	Peter Cremer	Cincinnati	30,000,000	Soy
	PK Biodiesel	Woodstock	5,000,000	Multi Feedstock
OK
	High Plains Bioenergy	Guymon	30,000,000	Multi Feedstock
	Tulsa Biofuels, LLC	Tulsa
OR
	Green Fuels of Oregon, Inc.	Klamath Falls	1,000,000	Canola
	SeQuential-Pacific Biodiesel, LLC	Salem	5,000,000	Multi Feedstock
PA
	Biodiesel of Pennsylvania, Inc.	White Deer	1,500,000	Soybean Oil
	Keystone BioFuels, Inc.	Shiremanstown		Multi Feedstock
	Lake Erie Biofuels	Erie	45,000,000	Soy
	Middletown Biofuels, LLC	Middletown	5,000,000	Soy
	Soy Energy, Inc.	New Oxford	1,500,000	Soy
	United Biofuels, Inc.	York	3,000,000	Multi Feedstock
	United Oil Company	Pittsburgh	5,000,000	Multi Feedstock
RI
	Mason Biodiesel, LLC	Westerly	2,500,000	Recycled Cooking Oil
	Newport Biodiesel, LLC	Newport	300,000	Recycled Cooking Oil
SC
	Carbon Neutral Solutions, LLC	Maldin
*	Carolina Biofuels, LLC	Greenville	50,000,000	Soy
	Ecogy Biofuels, LLC	Estill	30,000,000	Soy
	Southeast BioDiesel, LLC	N. Charleston	8,000,000	Multi Feedstock
SD
	Midwest BioDiesel Producers, LLC	Alexandria	7,000,000	Multi Feedstock
TN
	Blue Sky Biodiesel, Inc.	Kingstong	3,000,000	Multi Feedstock
	Memphis Biofuels, LLC	Memphis	50,000,000	Multi Feedstock
	Milagro Biofuels of Memphis	Memphis	5,000,000	Multi Feedstock
	Nu-Energie, LLC	Surgoinsville	5,000,000	Multi Feedstock
	NuOil	Counce	1,500,000	Multi Feedstock
	SunsOil, LLC	Athens	1,500,000	Multi Feedstock
TX
	Agribiofuels, LLC	Dayton	12,000,000	Multi Feedstock
	AgriMax Fuels, LLC	Channelview	3,000,000	Soy
*	Beacon Energy	Cleburne	12,000,000	Multi Feedstock
	Biodiesel of Texas, Inc.	Denton
	BioSelect Fuels (GBBLP)	Galveston	30,000,000	Multi Feedstock
	Brownfield Biodiesel, LLC	Ralls	2,000,000	Cottonseed, Soy, Canola
	Central Texas Biofuels	Giddings	600,000	Waste Vegetable Oil
	Direct Fuels	Euless	10,000,000	Multi Feedstock

	Double Diamond Biofuels, Inc.	Dimmitt	8,000,000	Multi Feedstock
	Fuel & Lube, LLC	Richmond	1,000,000	Recycled Cooking Oil
	GeoGreen Fuels	Gonzales	3,000,000	Multi Feedstock
	Green Earth Fuels of Houston, LLC	Galena Park	90,000,000	Multi Feedstock
	GreenHunter BioFuels, Ltd.	Houston	105,000,000	Multi Feedstock
	Greenlight Biofuels, Ltd.	Littlefield	5,000,000	Multi Feedstock
*	Huish Detergents	Pasadena	15,000,000	Palm
*	Johann Haltermann Ltd	Houston	12,000,000	Multi Feedstock
	Momentum Biofuels, Inc.	Pasadena	20,000,000	Multi Feedstock
	New Energy Fuels, Inc.	Waller	5,000,000	Multi Feedstock
	New Fuel Company	Dallas	250,000	Multi Feedstock
*	Organic Fuels, LLC	Galena Park	45,000,000	Multi Feedstock
	Pacific Biodiesel Texas	Hillsboro	2,500,000	Multi Feedstock
	Red River Biodiesel, Ltd.	New Boston	15,000,000	Multi Feedstock
	REG Houston, LLC	Seabrook	35,000,000	Refined Vegetable Oils
	SAFE Renewable Corp.	Conroe	30,000,000	Multi Feedstock
	Valco Bioenergy	Harlingen	3,000,000	Recycled Cooking Oil
VA
	Cheasapeake Custom Chemical	Ridgeway	5,500,000	Multi Feedstock
	RECO Biodiesel, LLC	Richmond	10,000,000	Multi Feedstock
	Red Birch Energy, Inc.	Bassett	2,500,000	Multi Feedstock
	Virginia Biodiesel Refinery	West Point	7,000,000	Multi Feedstock
WA
	Central Washington Biodiesel, LLC	Ellensburg		Multi Feedstock
	Gen-X Energy Group, Inc.	Burbank	15,000,000	Multi Feedstock
	Imperium Grays Harbor	Hoquiam	100,000,000	Multi Feedstock
*	Seattle Biodiesel	Seattle	5,000,000	Soy, Canola
WI
	Best Biodiesel, Inc.	Cashton	10,000,000
	Sanimax Energy Inc.	Deforest	20,000,000	Multi Feedstock
	Walsh Bio Diesel, LLC	Mauston	5,000,000	Multi Feedstock
WY
	AC & S, Inc.	Nitro	3,000,000	Soy

*	Denotes BQ-9000 Accredited Producers

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.

The majority of plants, and certainly the largest biodiesel producers, utilize soybean oil as their primary feedstock. This ratio is likely to change over time as more producers design their plants with the capability to use multiple feedstocks. As was discussed above, this means that any company we may invest in or merge with will compete with other biodiesel producers in the industry not just in the sale of its biodiesel, but also in the acquisition of its raw materials.

Sources and Availability of Raw Materials

Supply

          The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased costs for feedstock greatly impact the biodiesel industry.

          Soybean oil is the most abundant feedstock available in the United States. The twenty-year average price for soybean oil is approximately 23 cents per pound. The USDA’s Oil Crop Outlook for January 2009 reported that the June 2008 average price for soybean oil was 62.43 cents per pound, more than double the twenty-year average. However, the December 2008 soybean oil price was approximately 29.30 cents per pound, more than half the June 2008 price. The USDA is forecasting the price of soybean oil during the 2008/2009 crop year to be between 32.0 and 35.0 cents per pound, a significant decrease from the previous June 2008 price. We anticipate that soybean oil prices will remain volatile into the foreseeable future.

          It takes about 7.3 pounds of soybean oil to produce one gallon of biodiesel. Based on the December 2008 sales price of soybean oil, this equates to soybean oil costs of approximately $2.14 per gallon of biodiesel. Due to these volatile soybean oil prices, we anticipate either merging with or invest in a biodiesel plant that has the capability to use alternative sources of feedstock for biodiesel production. However, the prices of alternative feedstocks are increasing as well. In the January 13, 2009 Oil Crops Outlook report, the USDA reported that lard and edible tallow cost approximately 40.85 cents and 41.68 cents per pound, respectively, in the 2007/2008 crop season, which was an increase from 28 cents and 27 cents per pound, respectively, in 2006/2007. Moreover, the USDA predicted lard and edible tallow prices will decrease in the 2008/2009 crop season to approximately 28 - 31 cents for lard and approximately 21 - 24 cents per pound for edible tallow, a significant decrease over last year. This volatility in feedstock prices associated with biodiesel production may also occur in the corn oil we anticipate using as the primary feedstock for our biodiesel plant.

          We anticipate pursuing the use of corn oil as the primary feedstock for our biodiesel production process, even if invest in or merge with a pre-existing plant. If we invested in or merged with a biodiesel plant that did not have technology to process corn oil, then we anticipate we would try to negotiate with the company to install such technology into its plant. One source of corn oil that can be used in the biodiesel production process is from distillers grains produced by ethanol plants. Ethanol plants can implement equipment to separate corn oil from the distillers grains produced by the ethanol production process. Some ethanol producers have already installed and others are considering installing this equipment in order to sell the corn oil that can be recaptured from their distillers grains. We anticipate that corn oil can be procured to be used in the biodiesel production process for prices that are much lower than the current price of soybean oil. We anticipate that production of biodiesel will require approximately 7.7 pounds of corn oil to produce one gallon of biodiesel. Depending on the price at which we can secure corn oil, this may allow the biodiesel plant of any company we may invest in or merge with to produce biodiesel less expensively than biodiesel produced from soybean oil.

          We executed corn oil procurement contracts with Little Sioux Corn Processors and Siouxland Ethanol, however, these agreements expired as a part of Management’s determination that we will not be able to obtain the financing necessary to construct our own plant. Although there are a large and growing number of ethanol plants, not all of them produce and market corn oil. Ethanol producers may choose not to install the equipment necessary to separate the corn oil because this would require a significant capital expenditure by the ethanol plant. Further, because other biodiesel producers are considering using corn oil as the feedstock for their biodiesel production process, the price of corn oil may increase significantly, which could eliminate any advantage to using corn oil.

Feedstock Cold Flow Properties

          Because biodiesel has different cold flow properties depending on the type of feedstock used in its manufacture, cold flow also becomes a primary factor in determining the type of feedstock to use. “Cold flow” refers to a fuel’s ability to flow easily at colder temperatures and is an important consideration in producing and blending biodiesel for use in colder climates and in colder seasons. The pour point for a fuel is the temperature at which the flow of the fuel stops. Therefore, a lower pour point temperature means the fuel is usable in colder temperatures. The following table represents the pour points for different types of fuels:

Type of Fuel	Pour Point
Soy-based Biodiesel (B100)	30ºF
Tallow-based Biodiesel (B100)	61ºF
No. 2 Petro Diesel (B0)	-30ºF
B2 Soy Blend with No. 2 Diesel	-25ºF

          Generally, biodiesel that is used in blends of 2% to 20% will provide an acceptable pour point for the Iowa market. Demand for biodiesel may diminish in colder climates and during the colder months as a result of cold flow concerns.

          Pretreatment Costs

          Crude soybean oil needs to be pretreated before being processed into biodiesel. Pretreatment takes crude soybean oil and removes the impurities and prepares the feedstock to go through the biodiesel process. The cost of the process is driven by the structure of the feedstock and the impurities in the feedstock. For soybean oil, the pretreatment process results in refined and bleached (RB) oil. The price differential between RB oil and crude soybean oil is ordinarily $0.05 per pound.

          Animal fats require pretreatment as well before they can be used as the feedstock for biodiesel production. It is typically more expensive to pretreat animal fats than vegetable oils. The pretreatment costs associated with animal fats may decrease the cost savings associated with this feedstock.

          Corn oil is more expensive to pretreat than soybean oil, however, we anticipate it will be less expensive to pretreat than animal fats. We anticipate the cost to pretreat corn oil will be approximately $0.022 per gallon of biodiesel produced.

          We may invest in or merge with a company that owns a plant without the capabilities to process crude soybean oil, animal fats or corn oil. In this case, we anticipate that we would work with the company to install the technology necessary to process crude soybean oil, animal fats or corn oil, however, such company may not be willing to consider the installation of such technology. In the event a company we merge with or invest in cannot utilize these less expensive feedstocks or has to expend funds to install technology to process these feedstocks, we may be unprofitable.

          Dependence on One or a Few Major Customers

          Any company we invest in or merge with will likely have an agreement with a biodiesel and glycerin marketer and we may not have any control to terminate or modify such agreements in the event they are on unfavorable terms. If any company we invest in or merge with has a biodiesel or glycerin marketer that fails to successfully market such biodiesel or glycerin it could have a significant negative impact on such company’s revenues, which would result in less funds available for distributions to our company or our members.

          Patents, trademarks, licenses

          We do not currently hold any patents or trademarks.

          Governmental approval and regulations

Federal Biodiesel Supports

          We expect demand for biodiesel in the United States to grow due to the demand for cleaner air, an emphasis on energy security, and the Renewable Fuels Standard and other government support of renewable fuels. The Energy Policy Act of 2005 and Jobs Bill, established the groundwork for biodiesel market development. The Energy Independence and Security Act of 2007 may further encourage the production and use of biodiesel in the United States.

Renewable Fuels Standard

          The Energy Policy Act of 2005 created the Renewable Fuel Standard (RFS) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The EISA further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the RFS, as amended by the EISA, does not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-diesel requirements.

          We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS. As of September 29, 2008, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.61 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. Furthermore, any additional delays in the EPA’s implementation of the EISA biomass-based diesel requirements could hinder the stimulation of additional biodiesel demand. If the RFS does not significantly increase demand compared to increases in supply, the RFS will not likely lead to an increase in biodiesel demand. We also anticipate that the expanded RFS will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap.

Biodiesel Tax Credit

          The American Jobs Creation Act of 2004 originally created the biodiesel blenders’ excise tax credit known as the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides a tax credit of $1.00 per gallon for biodiesel. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. VEETC was set to expire on December 31, 2008, but was recently extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”). The VEETC, as extended by the EESA, contains a few significant changes. The law closes the so-called “splash and dash” loophole, which refers to the instances where biodiesel produced in foreign countries was transported to the United States, blended with a small percentage of diesel to claim the tax incentive, and then shipped to a third country for sale and use. Pursuant to EESA, biodiesel produced outside the United States will no longer qualify for the biodiesel tax incentive. The law also reduces the credit for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents. Although VEETC was recently extended for an additional year, it is now set to expire on December 31, 2009 and there can be no assurance that it will be renewed again in the future.

          In May 2008, Congress passed the Food and Energy Conservation Act of 2008 (the “Farm Bill”). The Farm Bill reauthorizes the CCC Bioenergy Program which was created to promote sustained increases in bioenergy production and related industrial agricultural commodities, as well as to help improve the environment through the production and use of cleaner burning fuels. Under the program, the USDA makes payments through the Commodity Credit Corporation to eligible producers to encourage increased purchases of eligible commodities for the purpose of expanding production of bioenergy and supporting new production capacity. The Farm Bill authorized $300 million in mandatory funding for the program over the 5 year duration of the Farm Bill and authorizes an additional $25 million in funding each year from fiscal year 2009 through fiscal year 2012, subject to Congress’ annual appropriations process. Most importantly, ethanol produced from corn will not qualify under the program, which means more of the benefits of this program could go to biodiesel producers.

State Legislation

          Several states, including Iowa, are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, requires that all diesel fuel sold in the state contain a minimum of 2% biodiesel. The 2% soy biodiesel blend has nearly the same cold flow properties as No. 2 petroleum diesel, which allows it to be used in Minnesota’s colder climate much the same as petroleum diesel throughout the year. Similarly, in July 2008 Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.

          In May 2006, Iowa passed legislation that creates a renewable fuels standard that requires 10% of the fuel used in Iowa to be from renewable sources by 2009 and increasing the renewable fuel standard to 25% by 2019. While this does not require biodiesel use, it may significantly increase renewable fuels use in Iowa, which may include increased biodiesel use in Iowa. The Iowa legislation includes tax credits to help retailers meet this requirement. The Iowa legislation also provided for an incentive of three cents per gallon of biodiesel sold for retailers who sell at least 50% biodiesel blends. This is also expected to increase biodiesel sales and production.

          Other states have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.

Future Legislation

          Environmental regulations that may affect the biodiesel industry change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could result in greater operating costs and expenses for any company we invest in or merge with. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) will govern operations of any plant we may invest in or merge with. OSHA regulations may change such that the costs of the operation of the company’s plant may increase. Any of these regulatory factors may result in higher costs or other adverse effects on the operations, cash flows and financial performance of any company we invest in or merge with, which would reduce the funds available for distribution to our company or our members.

          Research and Development

          We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.

          Costs and Effects of Compliance with Environmental Laws

          We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct the biodiesel plant. We engaged Stanley Consultants, Inc. to assist us in obtaining the necessary permits to construct and operate the biodiesel, however, we have terminated this agreement in connection with Management’s determination that it is not feasible for us to obtain the financing necessary to build our own plant. To date, we have obtained all of the necessary permits to construct our own biodiesel plant, however, these permits will no longer be necessary. We estimate that we have spent approximately $94,000 complying with environmental laws since our inception and these funds will be recorded as loss as a result of Management’s determination that it is not feasible for us to obtain the financing necessary to construct our own plant.

          Any company we invest in or merge with will be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. Any company we invest in or merge with could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims could have an adverse result in court if the company we invest in or merge with is deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

          Employees

          We currently have two full-time employees and no part-time employees. Our employee needs in the future will depend upon the terms of any merger or investment we negotiate with a company that owns a completed biodiesel plant.

ITEM 1A. RISK FACTORS.

You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition.

Risks Related to Our Financing Plan

We do not anticipate that we will be able to obtain the financing necessary to complete construction of our biodiesel plant, and the funds we expended in attempting to construct our plant has resulted in losses which will lower the value of your units.

         Our original financing plan requires a significant amount of debt financing. We previously received a contingent loan commitment from AgStar Financial Services to provide the debt financing necessary to construct our biodiesel plant. However, AgStar was unable to secure contributing banks to fund the loan commitment. Because of the current unfavorable credit market and general economic conditions we do not anticipate we will be able to obtain adequate debt financing to construct our plant. In addition, in October 2008 Best Energies notified us that it would not be able to make a $5,000,000 equity contribution to our project. Due to these reasons, Management determined that building our plant would not likely be feasible. The funds we have expended in attempting to construct our plant have resulted in losses, which will decrease the value of our units.

Due to our inability to obtain financing necessary to complete construction of our biodiesel plant, Management is exploring alternate ways to use our funds to invest in the biodiesel industry, however, if a new business plan cannot be successfully executed then our business may fail and you may lose all of your investment.

          Since our determination that obtaining the financing necessary to complete construction of our biodiesel plant was not feasible, Management has been exploring options to invest in or merge with a company that owns a constructed biodiesel plant. No agreements, however, have been executed to complete this plan and we may never do so. Even if agreements are executed, we may not obtain the member approval and SEC approval necessary to close the merger or investment. If we cannot successfully complete a merger or investment with an Iowa company that has a constructed biodiesel plant in Iowa, then our business will likely fail. If we fail, we may dissolve the company, in which case, the assets of the company will be distributed according to the terms of our operating agreement, which may result in a loss of your investment.

The recent downturn in the U.S. economy has affected our ability to obtain financing and may hinder our ability to invest in or merge with a company that owns a constructed biodiesel plant.

          In recent months the global equity markets have been disrupted and have experienced significant volatility. The U.S. stock markets have tumbled since September 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The collapse of these financial institutions and the continued volatility in the credit market may significantly decrease the availability of credit needed to fund our project. The U.S. economy is also in the midst of a recession, with increasing unemployment rates and decreasing retail sales. A recession is expected to decrease availability of equity investment monies for our company or any company we may invest in or merge with as well. The downturn in the economy contributed to Management making the determination that it is not feasible for us to continue to pursue building our own plant. If a company with which we may invest in or merge with requires additional debt financing in the future or if we require debt financing to complete a proposed merger or investment, we may not be able to obtain such financing, which could result in the failure of such company or the failure of any plan we may develop to invest in or merge with such company.

Risks Related to Construction of the Biodiesel Plant

We have suspended construction of our biodiesel and do not plan to attempt to complete construction of our biodiesel plant, which could decrease the value of our units.

          We commenced construction of our biodiesel plant in August 2007. We suspended construction of the biodiesel plant in November 2007 while we sought new or additional debt financing to complete capitalization of our project. At this time we do not plan to recommence construction of our biodiesel plant. Funds we expended in construction are recorded as losses and will reduce the value of your units. Additionally, we may not be able to complete a merger with or investment in a company that owns a constructed biodiesel plant. If we are unable to merge with or invest in an existing biodiesel plant, we may dissolve the company, in which case, the assets of the company will be distributed according to the terms of our operating agreement, which may result in a loss of your investment.

Risks Related to Merging with or Investing in a Company that Owns a Constructed Biodiesel Plant

We may not be able to negotiate and enter into an agreement with a company that owns a biodiesel plant at all or such agreement may not be on favorable terms.

          Because Management has determined it is not feasible to build our biodiesel plant, Management has begun to explore opportunities to invest in or merge with an Iowa company that owns an existing biodiesel plant in Iowa. No definitive agreements, however, have been executed and we may not be able to find a company to make such an agreement with or may not be able to negotiate such an agreement on terms favorable to us. In the event we cannot execute an agreement with a company that owns a biodiesel plant our business may fail and you may lose your entire investment. If we cannot execute such an agreement on favorable terms, the value of your units may be reduced.

If we enter into an agreement with a company that owns an existing biodiesel plant, we may not be able to obtain the necessary approval of our members and our business may fail.

          If we enter into an agreement with a company that owns a biodiesel plant, we will still need to obtain approval of our members to complete an investment or merger with such company. Our operating agreement requires our board of directors to obtain approval by a majority of a quorum of members present at a meeting in person or by proxy prior to closing on a merger or an investment of the majority of our assets. We anticipate that any agreement we may enter into with a company that owns a biodiesel plant would be structured so that such member approval would be necessary. If our members do not approve this new business plan, then we may fail. If we fail, we may dissolve the company, in which case, the assets of the company will be distributed according to the terms of our operating agreement, which may result in our unit-holders losing their entire investment.

If we enter into an agreement with a company that owns a biodiesel plant, we will need to prepare and obtain SEC approval of certain filings with the SEC, which may result in a delay in closing on the agreement and require us to expend additional funds, which may reduce the value of your units.

          We anticipate that any merger or investment we may negotiate with a company that owns a biodiesel plant will require us to make filings with the SEC because we are an SEC reporting company. The SEC will likely make comments on our filings and we will have to respond to these comments and amend our filings as necessary. This process may result in a delay of closing on the agreement and require us to expend additional funds on the process, which may reduce the value of your units. In addition, if we enter into an agreement with an SEC reporting company, then they may have to make filings with the SEC as well. This process could result in an additional delay on closing on the agreement and require such company to expend additional funds on the process, which could reduce the value of our investment in such company.

If we close on agreement to merge with or invest in a company that owns a biodiesel plant, the biodiesel plant may not be able to operate profitably, which could result in the reduction or loss of the value of your investment.

          Any biodiesel plant we may invest in or merge with could fail for many reasons, as discussed below. See “RISK FACTORS – Risks Related to the Biodiesel Industry.” We will likely not have as much control over the operations of a biodiesel plant that we invest in or merge with as compared to the control we would have had if we constructed our own wholly-owned biodiesel plant. If the biodiesel plant we may invest in or merge with is unable to operate profitably, our interest in the biodiesel plant will be reduced in value, which will in turn reduce the value of your investment. If the biodiesel plant we may invest in or merge with fails, then you will likely lose all of your investment.

Risks Related to Soy Energy as a Development-Stage Company

We have no experience in the biodiesel industry, which increases the risk of our inability to successfully complete a merger with or investment in a company that owns an existing biodiesel plant and to assist in managing the operations of such plant, in the event any agreement we execute would include management responsibilities.

          We are a development-stage company with no revenues. We do not currently own or operate any biodiesel facilities. We are presently, and will likely continue to be for some time, dependent upon our initial directors. Most of these individuals are experienced in business generally but have no experience or very limited experience in raising capital from the public, in negotiating or executing a merger or large investment, or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on their time and attention. Our failure to successfully execute our plan to invest in or merge with a constructed biodiesel plant may eliminate or lower any profit that we might make and could result in our failure. If we fail, the value of our units may decrease or be eliminated altogether.

Soy Energy has no operating history, which could result in errors in management and operations causing a reduction in the value of our units.

          We are a recently formed company and have no history of operations. Should we enter into an agreement with another company that gives us management and operational duties, we may not be able to effectively manage our obligations. This period of negotiation and execution of a plan to invest in or merge with a company that owns a constructed biodiesel plant is likely to be a significant challenge to us. If we fail to manage our business, the value of our units may be reduced or eliminated altogether.

Our auditors identified a material weakness in our disclosure and internal controls and procedures which may negatively affect our financial condition.

          Due to the current operations and size of our company, there is a lack of segregation of duties in certain functions. In addition, there were adjustments to our financial statements and other factors during the course of our fiscal year 2008. We attribute these issues to the fact that we are a development stage company and we currently only have two employees. As we develop our disclosure and internal control procedures as we continue with our project development, we anticipate having fewer adjustments to our financial statements. To address these weaknesses, we have performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles. However, these issues relating to our controls and procedures may have a negative affect on our ability to operate our business and may negatively affect our financial condition.

Risks Related to Biodiesel Production

The biodiesel production business is sensitive to feedstock prices. Changes in the prices and availability of our feedstock may hinder our ability to generate revenue and reduce the value of our units.

          Our results of operations and financial condition will be significantly affected by the cost and supply of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the price of biodiesel, any plant we may invest in cannot pass along increased feedstock prices to its biodiesel customers. As a result, increased feedstock prices may result in decreased revenues. If we experience a sustained period of high feedstock prices, such pricing may reduce the ability of any plant we invest in to generate revenue which may prevent such company from operating the biodiesel plant profitably, and thus reduce or eliminate the value of our units.

          Biodiesel production at any plant we may invest in will require significant amounts of feedstock. We expect the cost of feedstock will represent approximately 70%-90% of the cost of production for any plant we may invest in. We anticipate that any plant we may invest in will be able to process soybean oil (crude and refined), animal fats and corn oil, however, we may not be able to invest in a plant that has these capabilities and may not be able to obtain financing to have the technology installed on any such plant.

          In the past, the price of soybean oil has been volatile, fluctuating between 23.4 cents and 62.43 cents per pound over the last three years. The USDA is projecting an average price of soybean oil for the 2008/2009 crop year of between 32 and 35 cents per pound in its January 13, 2009 Oil Crops Report. Soybean prices may also be affected by other market sectors because soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal for livestock feed. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. Of these companies, both Cargill and ADM have constructed biodiesel plants and we expect any plant we invest in would compete with them and other plants for feedstock origination.

          According to the April 2008 edition of Render Magazine, prices for rendered products such as animal fat follow that of soy, palm and corn oil. As the prices for competing products such as soy, palm and corn oil have risen, so have prices for animal fats. The prices for animal fats, like that of soybean oil prices, have come down from their 2008 summer highs.

          Competition for corn oil, raw soybean oil, animal fats and other feedstock may increase the cost of feedstock and harm the financial performance of any plant we invest in, thereby lowering the value of our units. If any plant we may invest in is unable to obtain adequate quantities of feedstock at economical prices, the value of our units may decrease or be eliminated altogether.

Reliance upon third parties for feedstock supply may hinder the ability of any plant we may invest in to profitably produce biodiesel.

          In addition to being dependent upon the availability and price of feedstock supply, any plant we may invest in will be dependent on relationships with third parties, including feedstock suppliers. If the suppliers fail to supply the agreed upon amount of feedstock, the plant we may invest in will have to secure feedstock for its plant from other sources. The company we invest in may not be able to secure such feedstock or may not be able to secure the feedstock at prices that allow the plant to operate profitably. If the plant we may invest in is unable to secure the feedstock it requires at prices that allow it to operate the plant profitably, we could fail as a result which could reduce or eliminate the value of our units.

Declines in the prices of biodiesel and its co-products will have a significant negative impact on our financial performance and the value of our units.

          Our revenue will be greatly affected by the price at which any company we may invest in or merge with can sell its biodiesel and the primary co-product, glycerin. These prices can be volatile as a result of a number of factors over which we and any company we may invest in has no control. These factors include overall supply and demand, the price of diesel fuel, levels of government support, and the availability and price of competing products. The total production of biodiesel continues to expand at this time. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may reduce our anticipated revenue, causing a reduction in the value of our units.

          In addition, increased biodiesel production will likely also lead to increased supplies of co-products from the production of biodiesel, such as glycerin, which may lead to lower prices for the co-products of any company we may invest in or merge with. Glycerin prices in Europe have already declined over the last several years due to increased biodiesel production and saturation of the glycerin market. Those increased supplies could outpace demand in the United States as well, which would lead to lower prices for our glycerin. Increased expenses and decreased sales prices for our products may result in less revenue and may affect the ability of any company we may merge with or invest in to operate profitably, which could result in the loss of some or all of the value of our units.

Competition from other sources of fuel may adversely affect the ability of any company we may invest in or merge with to market its biodiesel.

          Although the price of diesel fuel has increased overall during the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market the biodiesel of any company we invest in or merge with, which could thereby result in the loss of some or all of the value of our units.

Concerns about fuel quality may impact the ability of any company we may invest in or merge with to successfully market its biodiesel.

          Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder the ability of any company we may invest in or merge with to successfully market its biodiesel. For example, a batch of biodiesel that failed to meet industry specifications in Minnesota resulted in a 10-day emergency variance from the state’s 2% biodiesel requirement in order to allow for time to fix the problem. Although industry representatives attributed the problem to start-up glitches in the state’s new biodiesel plants, similar quality control issues could result in a decrease in demand for biodiesel, which could decrease or eliminate the value of our units.

Asian soybean rust and other plant diseases may decrease the ability of any company we may invest in or merge with to obtain a sufficient feedstock supply.

          The feedstock supply of any company we may invest in or merge with will likely be dependant upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America, and its presence in the United States has been confirmed. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to any plant we may invest in or merge with. Such increase in cost would increase the cost of producing biodiesel at any plant we may invest in or merge with and decrease our revenue, which could decrease or eliminate the value of our units.

Cold weather may cause biodiesel to gel, which could have an adverse impact on the ability of any company we may invest in or merge with to successfully market its biodiesel.

          The pour point for a fuel is the temperature at which the flow of the fuel stops. A lower pour point means the fuel is more flowable in cold weather. The pour point of 100% soy-based biodiesel is approximately 27ºF to 30ºF. The pour point for tallow-based biodiesel is approximately 61ºF. The pour point for #2 diesel fuel is approximately -30ºF. When diesel is mixed with soy-based biodiesel to make a 2% biodiesel blend, the pour point is -25ºF. Generally, biodiesel that is used in blends of 2% to 20% is expected to provide an acceptable pour point for colder markets comparable to the No. 2 petroleum diesel pour point. In colder temperatures, lower blends are recommended to avoid fuel system plugging. This may cause the demand for biodiesel in northern markets to diminish during the colder months, especially for animal fat based biodiesel.

          The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks. This may cause a decrease in demand for the product of any company we may invest in or merge with in colder climates due to increased storage costs which may result in a decrease in the value of our units.

Automobile manufacturers and other industry groups have expressed reservations regarding the use of biodiesel, which could negatively impact our ability to market our biodiesel.

          Because it is a relatively new product, the research of biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups and standards, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by others may impact our ability to market our product.

          The trucking industry opposed the imposition of the Minnesota 2% biodiesel requirement, citing concerns regarding fuel expense and lack of infrastructure necessary to implement the requirement. Such concerns may result in opposition to similar proposed legislation in other states in the future and may negatively impact our ability to market our biodiesel.

          In addition, studies have shown that nitrogen oxide emissions from pure biodiesel increase by 10% compared to petroleum diesel. Nitrogen oxide is the chief contributor to ozone or smog. These emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry, which may result in our inability to market our biodiesel. Any inability to market the biodiesel we anticipate producing may lead to our failure which may thereby decrease or eliminate the value of our units.

The expansion of domestic biodiesel production may place strains on rail and truck infrastructure such that the biodiesel produced by any company we may invest in or merge with cannot be marketed and shipped to retailers causing such company to slow or halt production.

          If the volume of biodiesel shipments continues to increase, there may be weaknesses in infrastructure such that the biodiesel produced by any company we may invest in or merge with cannot reach its target markets. Rail and trucking infrastructure may be inadequate to meet the expanding volume of biodiesel shipments, which could prevent any company we may invest in or merge with from shipping its biodiesel to its target markets. If the company we may invest in or merge with is unable to ship its biodiesel, it may be forced to slow or halt production which could reduce the value of our units.

Risks Related to Biodiesel Industry

The recent downturn in the U.S. economy has caused demand for biodiesel to decline, which may adversely affect our revenues.

          The U.S. stock markets have tumbled since September 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Other large corporate giants, such as the big three auto makers, have also received government bailout money. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these economic factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of fiscal year 2009. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel declines, our business may fail and you may lose your investment.

If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity may adversely impact our financial condition.

          In 2007, the National Biodiesel Board estimated that there was approximately 450 million gallons of biodiesel demand in the United States. The National Biodiesel Board estimates that as of September 29, 2008, the last available data, there were 176 biodiesel plants operating in the United States. Further, the National Biodiesel Board estimates that the operating biodiesel facilities have capacity to produce approximately 261 billion gallons of biodiesel per year. However, many biodiesel plants do not operate at full capacity, and some plants have shut down in the wake of the current volatile soybean oil prices. We anticipate that if feedstock prices remain high or increase, more biodiesel plants may decrease their biodiesel production or may shut down altogether. Further, the National Biodiesel Board estimates that current plant construction and expansion may result in another 849.9 million gallons of annual biodiesel production capacity, for total annual production capacity of 3.46 billion gallons. Thus, the estimated annual production capacity for existing plants and plants currently under construction far exceeds the current estimated annual demand for biodiesel in the United States. While the pace of construction and expansion in the biodiesel industry has slowed, there may be significantly more biodiesel supply than there is biodiesel demand. Excess biodiesel supply may result in a decrease in the selling price of biodiesel. If this is the case, it may affect the ability of any company we may invest in or merge with to operate its biodiesel plant profitably.

          Additionally, excess capacity in the biodiesel industry may lead to increased competition for inputs. Biodiesel production requires significant amounts of feedstock. If overproduction of biodiesel continues to occur, any company we may invest in or merge with will face increased competition for inputs which means such company may be either unable to acquire the inputs that it needs or unable to acquire them at profitable prices. In addition, if excess capacity occurs, any biodiesel company we may invest in or merge with may also be unable to market its products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which any company we may invest in or merge with can sell its biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in less income, which would decrease our revenues and result in the loss of some or all of your investment.

The biodiesel industry is becoming increasingly competitive and we anticipate that any plant we may invest in or merge with will compete with larger, better financed entities which could negatively impact our revenues.

          Commodity groups in the Midwest and the enactment of favorable federal and state legislation have encouraged the construction of biodiesel plants, and there are other entities considering the construction of biodiesel plants or are in process of building biodiesel plants. Nationally, the biodiesel industry may become more competitive given the construction and expansion that is occurring in the industry. In September 2008, the National Biodiesel Board estimated there were 176 active plants with an annual production capacity of 2.61 billion gallons of biodiesel. Another 39 plants are currently under construction and one additional plant is expanding its existing operations. The additional combined capacity of these plants under construction is estimated at approximately 849.9 million gallons per year. Biodiesel plants are operating or have been proposed in at least 46 states. Currently, there are 14 operating biodiesel plants in Iowa, with 2 biodiesel plants under construction, including ours. Several other companies have proposed building biodiesel plants and some are currently raising debt and equity financing to build biodiesel plants.

          We anticipate any company we may invest in or merge with will face competitive challenges from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply their own inputs. Cargill, Inc., a large supplier of soybean oil, completed construction of a 37.5 million gallon plant in Iowa Falls in May 2006. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., constructed an 85 million gallon plant in North Dakota. These plants are capable of producing significantly greater quantities of biodiesel than the amount we expect any company we may invest in or merge with to produce. Moreover, these larger plants may not face the same competition as any company we may invest in or merge with will for inputs, as the companies that own the larger plants are suppliers of the inputs. In light of such competition, any plant we may invest in or merge with may be unable to effectively compete in the biodiesel industry. If a company we invest in or merge with is unable to effectively compete in the biodiesel industry, we may fail, which could result in the loss of some or all of the value of our units.

Competition from other diesel fuel lubricity additives for ultra low sulfur diesel may be a less expensive alternative to biodiesel, which would cause a company we may invest in or merge with to lose market share and reduce the value of our units.

          The Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that has been made available for retail sale since October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Any biodiesel plant we may invest in or merge with is expected to compete with producers of other diesel additives having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, according to the March 2006 edition of Biodiesel Magazine, refiners have spent millions of dollars putting the infrastructure in place for petroleum-based additives, which is not suitable for biodiesel. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult for any company we may invest in or merge with to market its biodesel as a lubricity additive, which could result in the loss of some or all of the value of our units.

Risks Related to Regulation and Governmental Action

Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder the ability of any company we may invest in or merge with to operate at a profit and reduce the value of our units.

           The biodiesel industry is assisted by various federal biodiesel incentives. One such incentive is the Volumetric Ethanol Excise Tax Credit (“VEETC”), which provides a tax credit of $1.00 per gallon of biodiesel. The VEETC is set to expire on December 31, 2009 and there can be no guarantees that it will be extended beyond this date. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry could reduce the market for biodiesel, which could reduce the revenues of any company we may invest in or merge with (and thus reduce our revenues) by making it more costly or difficult to produce and sell biodiesel. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel markets and negatively impact our financial performance.

Changes in environmental regulations or violations thereof could result in the devaluation of our units.

          We anticipate that any company we may invest in or merge with will be subject to extensive air, water and other environmental regulations. In addition to the various environmental regulations and permits, biodiesel producers are required to satisfy the fuel quality standards of the Environmental Protection Agency. Environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, any company we invest in or merge with may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which may reduce such company’s profitability and result in the loss of some or all of the value of our units.

An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices could lead to the imposition of duties or tariffs on biodiesel imported into Europe, which could cause a significant decrease in our revenues.

          The European Union (EU) is currently conducting antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. This could have a negative impact on the ability of any company we may invest in or merge with to compete with European biodiesel producers in the future.

Risks Related to Conflicts of Interest

Our directors and officers have other business and management responsibilities which may cause conflicts of interest in the allocation of their time and services to our business.

           Since our company is currently managed by the board of directors rather than a professional management group, the devotion of the directors’ time to the project is critical. We anticipate that our executive officers will dedicate approximately 15 hours per week to our project. We anticipate that our directors will dedicate between 4 hours and 20 hours per week to our project depending upon which committees they serve. However, our directors and officers have other management responsibilities and business interests apart from our project that may impose substantial demands on the time and attention of such directors. Therefore, our directors and officers may experience conflicts of interest in allocating their time and services between us and their other business responsibilities which could result in our failure and the loss of some or all of the value of our units.

Risks Related to the Units

There has been no independent valuation of the units, which means that the units may be worth less than the purchase price in our offerings.

          We determined the unit purchase price in our seed capital, founders and registered offerings without independent valuations of the units. We established the offering prices based on our estimate of capital and expense requirements, not based on perceived market value, book value, or other established criteria. We did not obtain an independent appraisal opinion on the valuation of the units. The units may have a value significantly less than the offering prices and there is no guarantee that the units will ever obtain a value equal to or greater than the offering price.

No public trading market exists for our units and we do not anticipate the creation of such a market, which means that it will be difficult for our members to liquidate their investments.

          There is currently no established public trading market for our units and we do not anticipate an active trading market will develop. To maintain partnership tax status, our members may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof). We therefore do not expect to apply for listing the units on any securities exchange including the NASDAQ or New York Stock Exchange. As a result, our units are not liquid which could reduce or eliminate the value of our units.

We have placed significant restrictions on transferability of the units, limiting an investor’s ability to withdraw from Soy Energy.

          The units are subject to substantial transfer restrictions pursuant to our operating agreement. In addition, transfers of the units may be restricted by federal and state laws. As a result, investors may not be able to liquidate their investments in the units and, therefore, may be required to assume the risks of investments in us for an indefinite period of time.

          To help ensure that a secondary market does not develop, and to avoid requiring us to pay corporate level income taxes, our operating agreement prohibits transfers without the approval of our board of directors. The board of directors will not approve transfers unless they fall within “safe harbors” contained in the publicly-traded partnership rules under the tax code, which include, without limitation, the following:

•	transfers by gift;

•	transfer upon the death of a member;

•	transfers between family members;

•	various other transfers that meet the private transfer rules of the Internal Revenue Service;

•	transfers that comply with the “qualifying matching services” requirements; and

•	other transfers during the tax year that in the aggregate do not exceed 2% of the total outstanding units.

          However, we have not yet established a qualified matching service, which is one type of unit transfer safe harbor, and we may not create one in the future which may limit the transferability of our units. The fact that members may not readily liquidate their investment in us may reduce or eliminate the value of our units.

The units will be subordinate to company debts and other liabilities, resulting in a greater risk of loss for our members.

          The units are unsecured equity interests in Soy Energy and are subordinate in right of payment to all our current and future debt. In the event of our insolvency, liquidation, dissolution or other winding up of our affairs, all of our debts, including winding-up expenses, must be paid in full before any payment is made to the holders of the units. In the event of our bankruptcy, liquidation, or reorganization, all units will be paid ratably with all our other equity holders, and there may not be any remaining funds after the payment of all our debts for any distribution to the holders of the units.

Risks Related to Tax Issues

          To ensure compliance with IRS Circular 230, you are hereby notified that: (A) any discussion of federal tax issues in this registration statement on Form 10 is not intended or written to be used, and cannot be used by you, for the purpose of avoiding penalties that may be imposed on you under the Internal Revenue Code; (B) such discussion is written to support the promotion or marketing of the transactions or matters addressed herein; and (C) you should seek advice based on your particular circumstances from an independent tax advisor concerning the impact that your participation in Soy Energy, LLC may have on your federal income tax liability and application of state and local income and other tax laws to your participation in Soy Energy, LLC.

IRS classification of Soy Energy as a corporation rather than as a partnership would result in higher taxation and reduced profits, which could reduce the value of our units.

          We are an Iowa limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deductions and credits passed through to our unit-holders. However, if the Internal Revenue Service (“IRS”) should successfully determine that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deductions, and credits would be reflected only on our tax returns and would not be passed through to the holders of the units. If the IRS were to tax us as a corporation, distributions made to investors would be treated as ordinary dividend income to the extent of our earnings and profits, and we would not be able to deduct the payment of dividends, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute as dividends which could decrease or eliminate the value of our units.

The IRS may classify investments as passive activity income, resulting in the inability to deduct losses associated with a unit-holder’s investment.

          It is likely that the IRS will treat a unit-holder’s interest in us as a “passive activity.” If the unit-holder is either an individual or a closely held corporation, and if the IRS deems the unit-holder’s interest to be a “passive activity,” then the unit-holder’s allocated share of any loss we incur will be deductible only against income or gains the unit-holder has earned from other passive activities. Passive activity losses that the IRS disallows in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict a unit-holder’s ability to currently deduct any of our losses that are passed through to such unit-holder.

Income allocations assigned to a unit-holder’s units may result in taxable income in excess of cash distributions, which means our unit-holders may have to pay income tax on their investment with personal funds.

          Unit-holders will pay tax on their allocated shares of our taxable income. A unit-holder may receive allocations of taxable income that result in a tax liability that is in excess of any cash distributions we may make to the unit-holder. This result might occur due to, among other things, accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. Accordingly, the IRS may require unit-holders to pay some or all of the income tax on their allocated shares of our taxable income with personal funds.

An IRS audit could result in adjustments to Soy Energy’s allocations of income, gain, loss and deduction causing additional tax liability to our unit-holders.

          The IRS may audit our income tax returns and may challenge positions taken for tax purposes and allocations of income, gain, loss, and deduction to unit-holders. If the IRS were successful in challenging our allocations in a manner that reduces loss or increases income allocable to unit-holders, a unit-holder may have additional tax liabilities. In addition, such an audit could lead to separate audits of a unit-holder’s tax returns, especially if the audit requires adjustments, which could result in adjustments on unit-holders’ tax returns. Any of these events could result in additional tax liabilities, penalties and interest to our unit-holders, and the cost of filing amended tax returns.

The IRS may subject our unit-holders to self-employment tax.

          The tax code and Treasury regulations provide that general partners are subject to self-employment tax on their distributive share of partnership income and that limited partners who do not render services to the partnership are not subject to self-employment tax. Neither the tax code nor the Treasury regulations address the treatment of limited liability company members for self-employment tax purposes. Proposed regulations, however, were issued in 1997 that provide generally for imposition of the self-employment tax on limited liability company members only if they have personal liability for limited liability company obligations, have authority to contract on behalf of the limited liability company, or participate in our business for more than 500 hours each year. Few, if any, of our members would be subject to self-employment tax under this test.

          The status of the proposed regulations is uncertain because they were subject to a Congressional moratorium that ended July 1, 1998 and the Treasury has not taken steps to finalize them. Nevertheless, because of the similarity of limited liability company members and limited partners, it is believed to be highly likely that our members will be treated similar to limited partners, i.e., generally not subject to self-employment tax on their share of limited liability company earnings.

ITEM 2. PROPERTIES.

          We purchased approximately 35 acres for our proposed biodiesel plant near Marcus, Iowa. Due to the historic agricultural use of the site, we do not anticipate encountering any environmental contamination issues on the site. We commenced construction of our biodiesel plant on this site which is approximately 10% complete. Marcus, Iowa is located in northwest Iowa. Our plant site is located on the Canadian National Railroad. The site is located approximately 45 miles south of Interstate 90, 40 miles east of Interstate 29, and 80 miles north of Interstate 80. We paid $250,000 for the site.

          Our plant site is subject to a mechanic’s lien by the Baxter Company. We entered into negotiations with the Baxter Company for construction management services. Management determined not to utilize Baxter’s services. Management is disputing the existence of any fees due to Baxter, however, Baxter has filed a petition in the Iowa District Court for Cherokee County. The mechanic’s lien is for $154,747 and we have recorded this amount on our financial statements.

          We no longer anticipate that we will complete construction of biodiesel plant. Our property, therefore, may be sold, although we may not be able to sell it at all or may not be able to sell it at its original cost. In addition, our property could be transferred to a company we may merge with or invest in as a part of the terms of an agreement with such company.

ITEM 3. LEGAL PROCEEDINGS.

          From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are currently not involved in any material legal proceedings, directly or indirectly, other than the proceedings described in the previous paragraph, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of our fiscal year ended October 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

          We have only one class of membership units. Our membership units are not traded on any public market. Our membership units were last offered in our intrastate offering at a price of $1,000 per membership unit. Our operating agreement prohibits sales of our membership units until our proposed biodiesel plant is operational, which we anticipate is no longer feasible we may therefore have to amend our operating agreement to allow transfers under different circumstances.

          We have not made any distributions to our unit-holders. Revenues will be distributed to the unit-holders by the directors, in their sole discretion, in proportion to units held subject to, and to the extent permitted by, any loan covenants or restrictions on such distributions agreed to by us in any loan agreements with our lenders from time to time in effect or any agreement we may enter into with a company we may merge with or invest in. The directors will endeavor to provide for cash distributions at such times and in such amounts as will permit the unit-holders to make timely payment of income taxes.

          There are no outstanding options or warrants to purchase, or securities convertible into, common equity of the company. As of October 31, 2008, we had 33,018 membership units issued and outstanding and a total of approximately 967 unit-holders. In addition, it is likely that the 1,500 units purchased in the founders offering and the 1,600 units purchased in the initial private seed capital offering will be subject to Rule 144 under the Securities Act. Our units may not be transferred absent registration pursuant to, or an exemption from, federal and state securities laws. In addition, our operating agreement restricts the transfer of units. To maintain partnership tax status, the units may not be traded on an established securities market or readily tradable on a secondary market. Our operating agreement also bars members from having a direct or indirect interest in more than 49% of the issued and outstanding units at any time. Finally, we have not offered any compensation plans under which equity securities are authorized for issuance.

Sale of Unregistered Securities

          In December 2005, we issued 1,500 of our membership units to our eight founding members at a price of $333.33 per unit, for total founding member proceeds of $500,000. In April 2006, we sold 1,600 of our membership units to our seed capital investors at a price of $500 per unit and received aggregate proceeds of $800,000. We claimed exemption from federal registration with respect to our unit sales in both our founding member and seed capital offerings due to the application of Section 3(a)(11) of the Securities Act of 1933 (regarding intrastate offerings). We also claimed exemptions from registration in the State of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act. We only sold our units in these offerings to accredited investors who represented that they were residents of the State of Iowa.

          Commencing in December 2006, we conducted a registered offering in the State of Iowa, but were exempt from federal registration of the securities under Section 3(a)(11) of the Securities Act of 1933. We registered a minimum of 25,000 units and a maximum of 39,000 units at an offering price of $1,000 per unit. The offering commenced on December 1, 2006 in the State of Iowa and closed on December 1, 2007. We sold 30,668 units at a price of $1,000 per unit. From our unit sales, we received total aggregate proceeds of $30,668,000. We incurred approximately $186,000 of offering costs that offset equity proceeds raised as of October 31, 2008. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

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

ITEM 6. SELECTED FINANCIAL DATA

          The Company is not required to provide the information required by this item because it is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION.

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

•	Our inability to obtain financing to complete construction of our plant;

•	Overcapacity within the biodiesel industry;

•	The ability of any company we may invest in or merge with to effectively operate its plant and manage its business;

•	Changes in our business strategy, capital improvements or development plans;

•	Lack of member approval to merge with or invest in another company that owns a constructed biodiesel plant;

•	Lack of definitive documents to merge with or invest in another company that owns a constructed biodiesel plant;

•	Availability and costs of feedstock, particularly soy oil, animal fats andcorn oil;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to successfully complete a merger with or investment in a plant which owns a completed biodiesel plant;

•	Actual biodiesel and glycerin production varying from expectations;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to the plant operations of any company we may invest in or merge with and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in plant production capacity or technical difficulties in operating any plant which we may invest in or merge with;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business;

•	Our potential liability resulting from future litigation;

•	General economic conditions;

•	Changes and advances in biodiesel production technology;

•	Competition from other alternative fuels; and

•	Other factors described elsewhere in this report.

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

Overview

          Soy Energy, LLC was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We anticipated constructing a biodiesel plant with a production capacity of 15 million gallons per year using technology provided by Best Energies, Inc. (“Best Energies”) in Marcus, Iowa, however, given the current downturn in economic and market conditions combined with Best Energies inability to make a $5,000,000 equity contribution, Management determined in October 2008 that obtaining the financing to construct our plant would not likely be feasible. Management is now exploring its options to negotiate a plan to invest in or merge with a company that already owns a biodiesel plant. Currently, our principal place of business is located at P.O. Box 663, 222 N. Main St., Marcus, Iowa 51035.

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

          In June 2007, we signed a design-build agreement with Bratney for the design and construction of a 30 million gallon per year biodiesel facility. We agreed to a guaranteed maximum price of $48,855,000 to construct the plant. On March 6, 2008, we gave notice to Bratney that we were terminating our design-build agreement with them as Management believed that the biodiesel plant as designed would not be profitable to operate due to the high cost of soybean oil and increasing costs of animal fats. Management decided to pursue a different biodiesel plant design utilizing Best Energies technology in order to reduce construction and future operating costs of our biodiesel plant. We paid Bratney approximately $13,659,000 for design and construction related services associated with the biodiesel plant. On July 25, 2008, we executed a termination agreement which settled certain issues we had with Bratney regarding the termination of the design-build agreement. In the termination agreement, Bratney agreed to refund $4,500,000, including amounts for construction assets returned, previously paid under the design-build agreement and to provide certain documents and information necessary for us to continue developing our project. We received the $4,500,000 from Bratney on July 25, 2008. Additionally, we executed a redemption agreement with Bratney pursuant to which Bratney agreed to return its 750 membership units for a non-cash settlement of approximately $750,000 of construction-in-progress as part of the termination agreement.

          On April 10, 2008, we held our annual member meeting, where our members approved pursuing the use of Best Energies technology for the biodiesel plant and reducing the initial production capacity of the biodiesel plant to 15 million gallons per year from 30 million gallons per year. We anticipated that the proposed Best Energies design would allow us to expand the biodiesel plant to a 25 million gallon per year capacity in the future. We believed that the cost to construct the Best Energies biodiesel plant would be approximately $32,334,000. We do not, however, have a definitive agreement with Best Energies, and we no longer intent to construct our own biodiesel plant.

          Because we no longer plan to construct our plant, any funds we have expended in our construction and plant development efforts will be deemed a loss. From our fiscal year ended October 31, 2008, we have incurred accumulated losses of approximately $7,046,000. Since we have not yet executed a business plan or commenced any operations, we do not yet have comparable income, production or sales data.

Liquidity and Capital Resources

          We expect to spend the next 12 months focused primarily on negotiating, obtaining member approval, filing the necessary reports with the SEC and closing on a merger or investment in a company that owns a constructed biodiesel plant. If we are able to complete a merger or investment in an existing biodiesel plant, then we will proceed with the execution of the chosen business plan. Until we have a more definitive plan to merge with or invest in another company, we do not have an estimate of the costs for this new business plan.

          We raised $1,300,000 of equity in our private placement offerings to fund our development, organizational and offering expenses. This includes $500,000 we raised in our founders offering and $800,000 we raised in our seed capital offering. In our Iowa intrastate offering, we raised $30,668,000 in equity.

          On June 7, 2007, we received a contingent loan commitment from AgStar Financial Services agreeing to provide us with approximately $33,487,000 in financing to capitalize the biodiesel plant. The AgStar loan commitment was contingent on AgStar securing the participating lenders required to fund the loan commitment and other to be determined conditions required by AgStar’s legal counsel and conditions that may be required by any participating lenders. Based on this contingent loan commitment, we satisfied all of the requirements of our escrow agreement to release the equity funds from escrow.

          AgStar did not secure the participating lenders to fund the debt financing we required for our biodiesel plant. Given the current global economic conditions and notification from Best Energies that it will not be able to contribute a $5,000,000 equity investment, Management determined in October 2008 it will not likely be able to obtain the necessary financing to construct a biodiesel plant. We are now in the process of exploring our options to invest in or merge with a constructed biodiesel plant and may present a plan to our members for approval in the event we are able to negotiate a viable option in this regard.

          Of the $31,968,000 we raised in equity, we have total assets remaining of approximately $24,436,000 as of October 31, 2008. Not all of these assets are liquid and we are uncertain as to whether we will be able to transfer our non-liquid assets as a part of any merger or investment plan we may negotiate. If we do not transfer these non-liquid assets, we may not be able to sell them at all, or may not be able to sell them at a profit. Because we do not have any definitive agreements and are currently still exploring our options to enter into a merger or investment with a company that owns an existing biodiesel plant, we are uncertain of what amount of resources we will need to go forward with this business plan. We do anticipate, however, that any merger or investment we may enter into will result in transferring the large majority of assets as a result of such transaction.

Sources and Uses of Proceeds

          Below is a table showing our sources of funds and our estimated use of proceeds on our attempts to construct our own plant. We anticipate that any remaining funds will be used to invest in our merge with a company that owns any existing biodiesel plant, although we do not have member approval and have not executed definitive documents regarding such a transaction.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount
Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Construction of biodiesel facility in Marcus, Iowa	10,473,686	(2)
Estimated Proceeds Remaining to Invest in or Merge with another company	$21,308,314

(1)   This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

(2)   This amount is the current impairment we have recorded and the amount of assets we have reclassified as assets held for sale, based on our determination that constructing a biodiesel facility in Marcus, Iowa is not presently feasible. We believe these amounts represent a reasonable estimate of the proceeds we used on construction, building and facilities, purchase and installation of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa.

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we need to complete construction of the plant. To date, we have completed approximately 10% of the construction of our biodiesel plant. In October 2008, Management determined that it would not likely be feasible to complete construction of the biodiesel plant. We may be unable to sell the site and the construction completed at a profit or at all and we may be unable to transfer such equipment and land as a part of any investment or merger we may complete. Due to the significant changes we made to our project, we have recorded an impairment charge in the value of constructed and construction in process assets of approximately $6,923,000 as of October 31, 2008 and a portion of this is from the site we purchased.

Plant Construction and Start-Up of Plant Operations

          Plant Construction Activity

          Construction of the plant in Marcus, Iowa was approximately 10% complete when Management determined completion of the construction was no longer feasible. We have suspended construction of our biodiesel plant. In October 2008 we terminated our agreement with Best Energies because it notified us it was no longer able to commit a $5,000,000 equity contribution to the project. As a result of this and the current economic downturn, Management determined that obtaining financing to complete construction was not likely feasible and began exploring its options to invest in or merge with a company that owns a constructed biodiesel plant. Due to the significant changes we made to our project, we have recorded an impairment charge related to the carrying value of constructed and construction in process assets of approximately $6,923,000 as of October 31, 2008.

          Permitting and Costs and Effects of Compliance with Environmental Laws

          Stanley Consultants, Inc. has assisted us in obtaining our required permits. We previously obtained or were in the process of obtaining all of the required air, water, construction and other permits necessary to construct the plant and to operate the plant. Because we no longer anticipate completing the plant, we will likely lose any resources we have invested in applying for such permits.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

          Any company we may invest in or merge with will be subject to industry-wide factors that affect its operation of its biodiesel plant and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which the biodiesel and glycerin will be processed; dependence on its biodiesel marketer and glycerin marketer to market and distribute its products, in the event such company utilizes outside marketers; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; and the cost of complying with extensive environmental laws that regulate the biodiesel industry.

          We anticipate the revenues of any company we may merge with or invest in will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of its revenues. Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market biodiesel, which could result in the loss of some or all of the value of our units. Further, due to the increase in the supply of biodiesel from the number of new biodiesel plants scheduled to begin production and the expansion of current plants, we do not expect current biodiesel prices to be sustainable in the long term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

          We also expect to benefit from federal and state biodiesel supports and tax incentives, however, these benefits may be subject to the structure of any company we may invest in or merge with and the applicability of such supports and tax incentives to the company with which we may merge with or invest in. The applicability of such supports and incentives may also be dependent upon how any merger or investment we may enter into is structured and may not result in our members receiving direct benefits. Changes to these supports or incentives could significantly impact demand for biodiesel. See “DESCRIPTION OF BUSINESS – Governmental approval and regulations.”

          Biodiesel production continues to grow as additional plants become operational. In 2005, approximately 75 million gallons of biodiesel were produced in the United States, a three fold increase from 2004 biodiesel production according to the National Biodiesel Board. Further, in 2006 biodiesel production increased to 250 million gallons, a further significant increase from 2005. The National Biodiesel Board estimates that in 2007, biodiesel production reached 450 million gallons. In September 2008, the most recently reported data, the National Biodiesel Board estimated there were 176 active plants with an annual production capacity of 2.61 billion gallons annually, with another 39 plants and 1 expansion in construction. The biodiesel industry is becoming more competitive nationally as a result of the substantial construction and expansion that is occurring in the industry. We believe this increase in biodiesel supply as well as high soybean oil prices have forced some biodiesel producers to cut back production or cease production altogether. The combination of additional supply and stagnant or reduced demand may damage our ability to secure the debt financing we require and hurt our ability to generate revenue and maintain positive cash flows should our biodiesel plant become operational.

          In recent months the global equity markets have been disrupted and have experienced significant volatility. The U.S. stock markets have tumbled since September 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The collapse of these financial institutions and the continued volatility in the credit market may significantly decrease the availability of credit needed to fund our project. The U.S. economy is also in the midst of a recession, with increasing unemployment rates and decreasing retail sales. A recession is expected to decrease availability of equity investment monies for our company as well.

Financial Results

          At October 31, 2008, we had total assets of approximately $24,436,000 consisting primarily of cash and equivalents and assets held for sale. At October 31, 2008, we had current liabilities of approximately $451,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at October 31, 2008, was approximately $23,985,000. Since our inception, we have generated no revenue from operations. For the fiscal year ended October 31, 2008, we have a net loss of approximately $7,073,000 primarily due to an impairment charge of approximately $6,923,000.

          Based upon our recent determination that building the plant would not likely be feasible, we have begun to explore our options for using our funds to invest in or merge with a plant that owns a completed biodiesel plant. We have not yet entered into any definitive documents and are therefore unable to determine what the total cost of this new business plan will be and we do not currently have a capitalization plan in place for any merger or investment. We anticipate as we begin to negotiate definitive documents and narrow our options for an investment or merger we will be able to develop a budget and estimated project cost for this new option.

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

          On June 7, 2007, we received a contingent loan commitment from AgStar Financial Services agreeing to provide us with approximately $33,487,000 in financing to capitalize the biodiesel plant. The AgStar loan commitment was contingent on AgStar securing the participating lenders required to fund the loan commitment and other to be determined conditions required by AgStar’s legal counsel and conditions that may be required by any participating lenders. Based on this contingent loan commitment, we satisfied all of the requirements of our escrow agreement to release the equity funds from escrow. AgStar failed to secure the participating lenders to fund the debt financing we require for our biodiesel plant.

          In July 2008, we entered into an agreement with Piper Jaffray to act as our debt placement agent to structure and market senior debt participations in a total amount of approximately $9,000,000. In exchange for these services, we would pay Piper Jaffray 1.5% of the aggregate amount of senior debt participations raised by Piper Jaffray at financial close. We have not, however, taken further action on this agreement and it is unlikely that Piper Jaffray will be able to obtain senior debt participants for us. Therefore, we will not likely make any payments to Piper Jaffray under this agreement.

          In October 2008, Management determined it would not likely be feasible to obtain the necessary debt financing to complete construction of our biodiesel plant. We have therefore began to explore opportunities to invest in or merge with a company that owns a completed biodiesel plant. We are still exploring our options and have not entered into any definitive agreements and therefore are uncertain what debt financing, if any, will be necessary to complete a merger or investment in a company that owns a biodiesel plant.

Grants and Government Programs

          Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We are uncertain what grants, loans and forgivable loan programs, if any, will be available and utilized by any company we may invest in or merge with. Some combinations of programs are mutually exclusive. Funds that we have expended in applying for grants, loans and forgivable loan programs will likely be a loss, unless we can transfer those benefits as a result of any merger or investment we enter into, which is not likely. Any benefits we may have already received may have to be repaid because we no longer plan to complete construction of our plant.

Employees

          We currently have two full-time employees and no part-time employees. Our employment needs in the future will be dependent upon the terms and conditions of any merger or investment we may enter into with a company that owns a completed biodiesel plant.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates include long-lived asset impairment analysis and amounts expended for assets held for sale.

The Company noted certain construction-in-progress assets, construction related amounts, and other long-lived assets were impaired as result of the Company terminating all construction contracts as a result of determining that it is currently not feasible to build a biodiesel facility. The Company recorded an impairment charge of approximately $6,923,000 for the year ended October 31, 2008. As a result of the change in the project, the Company has transferred nearly all its remaining property and equipment assets as held for sale as of October 31, 2008. The property and equipment assets held for sale are carried at their estimated fair value, less estimated selling costs. There was no impairment charge for the year ended October 31, 2007.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this item because it is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Soy Energy, LLC
Marcus, Iowa

We have audited the balance sheets of Soy Energy, LLC (a development stage company) as of October 31, 2008 and 2007, and the related statements of operations, changes in members’ equity and cash flows for the years then ended and the period from inception (December 15, 2005) to October 31, 2008. Soy Energy, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s interal control over financial reporting. Accordingly, we express no such opinion. The audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soy Energy, LLC as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception (December 15, 2005) to October 31, 2008 in conformity with accounting principals generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
January 29, 2009

SOY ENERGY, LLC
(A Development Stage Company)

Balance Sheets

	October 31, 2008	October 31, 2007

ASSETS

Current Assets
Cash and equivalents	$20,803,450	$16,244,811
Certificates of deposit	—	1,850,000
Accrued interest receivable	30,575	12,507
Prepaid expenses	38,545	2,250
Total current assets	20,872,570	18,109,568

Property, Plant and Equipment
Land	—	250,012
Equipment	8,873	8,873
Total	8,873	258,885
Accumulated depreciation	(2,492)	(718)
Total	6,381	258,167
Construction-in-progress	—	11,093,267
Net property, plant and equipment	6,381	11,351,434

Other Assets
Design services deposit - related party	—	4,535,000
Loan commitment fee	—	25,000
Assets held for sale	3,557,061	—
Total other assets	3,557,061	4,560,000

Total Assets	$24,436,012	$34,021,002

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$442,825	$499,379
Accounts payable - related party	—	1,711,363
Accrued expenses	7,909	1,708
Total current liabilities	450,734	2,212,450

Members’ Equity
Member contributions, 33,018 and 33,768 units outstanding at October 31, 2008 and 2007, respectively	31,031,572	31,781,572
(Deficit) income accumulated during development stage	(7,046,294)	26,980
Total members’ equity	23,985,278	31,808,552

Total Liabilities and Members’ Equity	$24,436,012	$34,021,002

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Statements of Operations

	Year Ended October 31, 2008	Year Ended October 31, 2007	From Inception (December 15, 2005) to October 31, 2008

Revenues	$—	$—	$—

Operating Expenses
General and administrative	404,448	171,668	667,677
Professional fees	372,812	139,301	667,066
Impairment expense	6,922,625	—	6,922,625
Total operating expenses	7,699,885	310,969	8,257,368

Operating Loss	(7,699,885)	(310,969)	(8,257,368)

Other Income
Interest income	626,611	571,439	1,198,050
Other income	—	4,500	13,024
Total other income	626,611	575,939	1,211,074

Net (Loss) Income	$(7,073,274)	$264,970	$(7,046,294)

Weighted Average Units Outstanding - Basic and Diluted	33,565	13,776	17,224

Net (Loss) Income Per Unit - Basic and Diluted	$(210.73)	$19.23	$(409.10)

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Statements of Changes in Members’ Equity

	Member Contributions	Income (Deficit) Accumulated During Development Stage

Balance at Inception (December 15, 2005)	$—	$—

Capital contributions - 1,500 units, $333.33 per unit - December 2005	500,000	—

Capital contributions - 1,600 units, $500 per unit - April 2006	800,000	—

Costs of raising capital	(13,212)	—

Net loss for the period ended October 31, 2006	—	(237,990)

Balance at October 31, 2006	$1,286,788	$(237,990)

Capital contributions - 30,668 units, $1,000 per unit June - October 2007	30,668,000	—

Costs of raising capital	(173,216)	—

Net income for the year ended October 31, 2007	—	264,970

Balance at October 31, 2007	$31,781,572	$26,980

Redemption of 750 units - July 2008	(750,000)	—

Net loss for the year ended October 31, 2008	—	(7,073,274)

Balance at October 31, 2008	$31,031,572	$(7,046,294)

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Statements of Cash Flows

	Year Ended October 31, 2008	Year Ended October 31, 2007	From Inception (December 15, 2005) to October 31, 2008

Cash Flows from Operating Activities
Net income (loss)	$(7,073,274)	$264,970	$(7,046,294)
Adjustments to reconcile net income loss income to net cash provided by operating activities:
Depreciation	1,774	703	2,492
Impairment of long-lived assets	6,922,625	—	6,922,625
Write off of construction services related to terminated agreement	—	—	50,000
Write off of loan commitment fees	25,000	—	25,000
Non-cash interest income	(30,000)	—	(30,000)
Changes in operating assets and liabilities:
Accrued interest receivable	(18,068)	(12,507)	(30,575)
Prepaid expenses	(36,295)	—	(38,545)
Accounts payable	222,402	(37,835)	247,714
Accrued expenses	6,201	1,231	7,909
Net cash provided by operating activities	20,365	216,562	110,326

Cash Flows from Investing Activities
Capital expenditures	(2,330,397)	(7,686,614)	(10,588,448)
Proceeds from disposal of property and equipment	1,725,000	—	1,725,000
Payments for design services deposit	—	(3,950,000)	(5,450,000)
Refund of design services deposit	3,300,000	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	(100,000)	(1,850,000)	(1,950,000)
Proceeds from maturing certificates of deposit	1,950,000	—	1,950,000
Net cash provided by (used for) investing activities	4,544,603	(13,486,614)	(11,063,448)

Cash Flows from Financing Activities
Payments on revolving notes payable	—	(1,201,000)	—
Loan commitment fees	—	(25,000)	(25,000)
Members’ contributed capital	—	30,668,000	31,968,000
Payments for offering costs	(6,329)	(136,674)	(186,428)
Net cash (used for) provided by financing activities	(6,329)	29,305,326	31,756,572

Net Increase in Cash and Equivalents	4,558,639	16,035,274	20,803,450

Cash and Equivalents at Beginning of Period	16,244,811	209,537	—

Cash and Equivalents at End of Period	$20,803,450	$16,244,811	$20,803,450

Supplemental Cash Flow Information
Capitalized interest paid	$—	$133,556	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Assets held for sale included in accounts payable	$195,111	$2,179,101	$195,111
Construction-in-progress applied against design services deposit	$48,675	$915,000	$963,675
Offering costs included in accounts payable	$—	$6,329	$—
Design services deposit applied against accounts payable to related party	$431,696	$—	$431,696
Property and equipment returned for member units	$750,000	$—	$750,000
Property and equipment reclassified to assets held for sale	$3,557,061	$—	$3,557,061

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Soy Energy, LLC (a development stage Iowa limited liability company) was organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of October 31, 2008, Soy Energy is in the development stage with its efforts being principally devoted to organizational, financing, and project development activities.

Construction of a biodiesel facility began in June 2007 with completion originally expected in the first calendar quarter of 2009. In November 2007, the Company suspended construction on the project subject to securing debt financing. In April 2008, the Company’s members voted to reduce the project from a 30 MGY to a 15 MGY production biodiesel facility.

As of October 31, 2008 the Company determined a biodiesel facility near Marcus, Iowa is not currently feasible, terminated all design/build construction contracts, and recorded impairment charges totaling approximately $6,923,000, which includes estimates for assets held for sale. There was no impairment charge for the year ended October 31, 2007. The Company will continue to monitor and evaluate the value of long-lived assets to determine if additional impairment is necessary.

As of October 31, 2008 the Company was considering the purchase of or investment in an existing biodiesel facility. As a result of the change in the project, the Company has transferred nearly all its remaining property and equipment assets as held for sale as of October 31, 2008.

Fiscal Reporting Period

The Company adopted a fiscal year ending October 31 for financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates include long-lived asset impairment analysis and amounts expended for assets held for sale.

The Company noted certain construction-in-progress assets, construction related amounts, and other long-lived assets were impaired as result of the Company terminating all construction contracts as a result of determining that it is currently not feasible to build a biodiesel facility. The Company recorded an impairment charge of approximately $6,923,000 for the year ended October 31, 2008. As a result of the change in the project, the Company has transferred nearly all its remaining property and equipment assets as held for sale as of October 31, 2008. The property and equipment assets held for sale are carried at their estimated fair value, less estimated selling costs. There was no impairment charge for the year ended October 31, 2007.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and equivalents.

The Company maintains its accounts primarily at one financial institution. At times throughout the period, cash and equivalents balances exceeded amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses relative to cash and equivalents, and does not believe such accounts are at significant risk of loss.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

Certificates of Deposit

Certificates of deposit with maturities greater than three months are classified as “available for sale.” Certificates of deposit are carried at their estimated fair market value based on quoted market prices, which approximates cost. Interest is accrued as earned on the certificates of deposit. Because fair market value approximates cost, there are neither realized gains nor losses upon automatic renewal or liquidation at maturity nor unrealized gains or losses at October 31, 2008 and 2007. Automatic renewals upon maturity are considered neither sales nor new purchases of available for sale securities.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Equipment is depreciated over estimated service lives of related assets, five years, using the straight-line method of accounting. Property, plant and equipment undergoing development that is not in service is shown in the balance sheet as construction-in-progress and is not depreciated. The Company determined a biodiesel facility is currently not feasible and; accordingly, recognized an impairment charge of approximately $6,923,000 on construction-in-progress, construction related amounts, and other long-lived assets for the year ended October 31, 2008. There was no impairment charge for the year ended October 31, 2007. As a result of the change in the project, the Company has transferred nearly all its remaining property and equipment assets as held for sale as of October 31, 2008.

Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property and equipment accounts and depreciated as discussed above.

Capitalization of Interest

The Company capitalizes interest costs on construction-in-progress and capitalized development costs in accordance with the requirements of Statements of Financial Accounting Standards No. 34 (SFAS No. 34), Capitalization of Interest Cost. This standard requires a certain portion of interest cost be capitalized as part of the historical cost of developing or constructing an asset.

Long-Lived Assets

The Company reviews property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

As of October 31, 2008, the Company determined it is not currently feasible to build a biodiesel facility, recording an impairment charge totaling approximately $6,923,000 on construction-in-progress, construction related amounts, and other long-lived assets for the year ended October 31, 2008, related to these long-lived assets. There was no impairment charge for the year ended October 31, 2007.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

Deferred Offering Costs

The Company defers costs incurred to raise equity financing until that financing occurs, at which time costs are netted against proceeds received. During the year ended October 31, 2007, approximately $173,000 of offering costs were netted against the proceeds received. There were no offering costs for the year ended October 31, 2008.

Grants

The Company recognizes grant income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of incremental expenses (expenses the Company otherwise would not have incurred had it not been for the grant), grant proceeds are recognized as a reduction of the related expense. Grants for reimbursement of capital expenditures are recognized as a reduction of the basis of the asset upon complying with conditions of the grant.

Organization and Start-up Costs

The Company expenses organizational and start-up costs as they are incurred.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and; accordingly, members report their proportionate share of the Company’s income, gains, losses, tax credits, etc. in their income tax returns. No benefit from or provision for federal or state income taxes is included in accompanying financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on November 1, 2008, had no material impact on the Company’s financial condition or results of operations.

Net (Loss) Income per Unit

Basic net (loss) income per unit is computed by dividing net (loss) income by the weighted average number of members’ units outstanding during the period. Diluted net (loss) income per unit is computed by dividing net (loss) income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the 2008 and 2007 periods; accordingly, the Company’s basic and diluted net (loss) income per unit are the same for all periods presented.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

(1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; and, (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is evaluating the effect, if any, adoption of SFAS 157 will have on its results of operations, financial position, and the related disclosures.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is evaluating the effect, if any, adoption of SFAS 159 will have on its results of operations, financial position, and the related disclosures.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (Consolidated Financial Statements). SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with requirements of SFAS 141, Business Combinations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. SFAS 160 must be adopted concurrently with the effective date of SFAS 141(R). The Company is evaluating the effect, if any, adoption of SFAS 160 will have on its results of operations, financial position, and related disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for an entity’s first fiscal year beginning after November 15, 2008. The Company currently plans to adopt SFAS 161 during its 2010 fiscal year.

In September 2008, the FASB issued “Clarification of the Effective Date of FASB Statement No. 161.” This FASB Staff Position (FSP) clarifies the effective date in SFAS No. 161. The disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning in the Company’s fiscal year ending October 31, 2010.

2. LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company has determined it is not currently feasible to build a biodiesel facility. The Company is currently considering purchasing or investing in an existing biodiesel facility. The Company’s current equity reserves are sufficient to fund operations without additional financing through October 2009 if it does not build or purchase a biodiesel plant.

The Company may return a portion of the equity proceeds, net of any outstanding obligation to its members if it does not build or invest in an existing biodiesel facility, which amount would be less than members’ original investment.

3. CONSTRUCTION-IN-PROGRESS

The Company originally projected construction of a 30 MGY biodiesel facility to cost approximately $53,112,000 of which approximately $11,093,000 had been expended as of October 31, 2007. During 2008, the project subsequently changed, as the Company determined it was not currently feasible to build a plant. The Company recorded an impairment charge of approximately $6,923,000 during fiscal year 2008. There was no impairment charge for fiscal year 2007. As a result of the change in the project, the Company has transferred nearly all its remaining property and equipment assets as held for sale as of October 31, 2008.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

Amounts included in construction-in-progress are as follows:

October 31, 2007
Construction costs	$10,944,264
Capitalized interest	133,556
Insurance and other costs	15,447

$11,093,267

The Company capitalized interest of approximately $84,000 for the year ended October 31, 2007.

4. ASSETS HELD FOR SALE

As of October 31, 2008 the Company determined construction of a biodiesel facility near Marcus, Iowa was not currently feasible, terminated all design/build construction contracts, and is currently considering the purchase of or investment in an existing biodiesel facility. As a result of the change in the project, the Company has reclassified nearly all its remaining property and equipment assets as held for sale as of October 31, 2008. The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated net realized value, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

Land	$250,262
Equipment	3,306,799
$3,557,061

5. DEBT FINANCING

Iowa Department of Economic Development Loan

In September 2006, the Company was awarded a $400,000 loan from the Iowa Department of Economic Development under the Value-Added Agricultural Products and Processes Financial Assistance Program. The arrangement provides $100,000 of the loan to be forgiven upon the Company fulfilling certain employment obligations and production of 30 MGY of biodiesel. The Company’s failure to meet employment obligations requires it to pay the $100,000 forgivable portion of the $400,000 loan, subject to proration based on the deficiency in the employment obligation, with interest at 6%. The remaining $300,000 will be payable without interest in sixty monthly installments beginning the first day of the fourth month from the date funds are disbursed. No funds have been drawn on the Iowa Department of Economic Development loan as of October 31, 2008 and 2007.

6. MEMBERS’ EQUITY

In December 2005, the Company was initially capitalized by members investing an aggregate $500,000 for 1,500 units. The Company issued an additional 1,600 units for $800,000 pursuant to an April 2006 private placement memorandum. Proceeds from the two offerings were used to pay organizational, permitting, and other development costs.

The Company raised additional equity through an Iowa intrastate offering of a minimum of 25,000 units and a maximum of 39,000 units at $1,000 per unit. As of October 31, 2007, the Company raised $30,668,000 by issuing 30,668 units in the Iowa intrastate offering, which equity proceeds were held in escrow until June 2007. During July 2008, the Company redeemed, at fair value, 750 units for approximately $750,000 upon settlement of the construction contract with the general contractor as described in Note 8.

The Company’s operating agreement authorizes the Board of Directors to issue up to 48,750 units without consent of a majority of its membership voting interests. The Company has one class of membership unit which, under its

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

operating agreement, gives a member one vote for each unit owned, provided no member, related party and/or affiliate of a member may vote more than five percent of the Company’s outstanding membership interests. The Company’s operating agreement restricts transfer of membership units generally to operation of law, such as upon death, without approval of a majority of its Directors.

Income, losses, and distributions are allocated to members based upon their respective percentage of units owned.

7. INCOME TAXES

The Company adopted an October 31 fiscal year end for financial and income tax reportings. Subsequent to year end, the Company adopted a December 31 fiscal year end for income tax reportings. Differences in total assets for financial and income tax reportings are as follows:

	October 31, 2008	October 31, 2007
Financial statement basis of total assets	$24,436,012	$34,021,002
Add - Start up and organizational costs	1,168	456,192
- Impairment of long lived assets expensed for financial and not for income tax reportings	701,915	—
Subtract - Interest capitalized for financial and not for income tax reportings	—	(83,691)
- Equipment depreciated using straight-line for financial and accelerated methods for income tax reportings	2,492	—

Taxable income basis of total assets	$25,141,587	$34,393,503

There are no differences in liabilities for financial and income tax reportings at October 31, 2008 and 2007, respectively.

8. COMMITMENTS AND CONTINGENCIES

Construction Contracts

The Company terminated all in force and negotiations relative to pending construction contracts when it decided not to build a biodiesel plant. Upon termination of the construction contract with the general contractor during fiscal year 2008, the Company received $4,500,000 in cash consideration for the design services deposit and construction services paid in excess of those earned to date by the general contractor plus estimated interest on these excess deposits. As part of the termination and settlement of the construction contract, the Company redeemed at fair value the 750 units for approximately $750,000 initially invested by the general contractor.

In May 2008, the Company signed a letter of intent with a general contractor, an unrelated party, to construct a 15 MGY biodiesel facility for approximately $33,530,000, which was contingent upon obtaining adequate financing, and feedstock supplies. As of October 31, 2008 the Company determined it is not currently feasible to build a biodiesel facility near Marcus, Iowa, and has no intent of entering into a definitive agreement with the general contractor.

Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Accordingly, management recorded a liability relating to the probable future settlement of a claim as of October 31, 2008. In the opinion of management, the remaining matters are adequately covered by insurance, or if not covered,

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

are without merit, are of such a nature, or involve such amounts, as would not materially affect the financial position or results of operations of the Company. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management’s view of the outcomes will change in the near term.

Debt Placement Agent

In July 2008, the Company entered into an agreement with an unrelated investment banker to act as participating debt placement agent to structure and market senior debt participations in a total amount of approximately $9,000,000. The Company will pay a placement fee of 1.5% of the aggregate amount of senior debt participations raised by the investment banker at financial close. The agreement is subject to termination by either party with 30 days written notice, and the Company’s payment of reasonable out-of-pocket expenses incurred by the investment banker. The Company did not close on a credit facility through October 31, 2008 and the agreement has been terminated.

Sales Agreement

In August 2006, the Company entered into an agreement with an unrelated party to market and purchase all the Company’s production for three years beginning the first day of production. The Company will pay a fee for the services provided of 1.0% of the net purchase price per gallon of biodiesel purchased. The contract provides for automatic renewal for three years unless terminated by either party with 120 days notice.

The Company did not produce biodiesel or related products through October 31, 2008 and the agreement has been terminated.

Energy Supply Contract

In June 2007, the Company entered into a contract for an unrelated party to provide process engineered fuel pellets to fuel the Company’s boiler system for ten years commencing the first day of operations unless the Company is not operating by June 1, 2009. The agreement provides for the Company to pay $3.00 per MMBTU for Process Engineered Fuel (PEF) pellets delivered to the Company.

The Company did not purchase engineered fuel pellets through October 31, 2008.

9. RELATED PARTY TRANSACTIONS

In January 2006, the Company entered into an agreement with a related party to serve as temporary project manager, providing organizational and development services. The agreement, subject to termination upon the Company employing a permanent project manager or with 14 days notice, obligates the Company to pay $150 for each service day not to exceed $750 a calendar week, reimbursement for expenses, and $15,000 upon the Company employing a permanent project manager and phasing out its temporary manager. Services totaling approximately $1,000 and $41,000 were provided during the years ended October 31, 2008 and 2007, respectively. The related party is an investor and serves on the Company’s Board of Directors.

In May 2006, the Company entered into a consulting agreement with a related party to assist its temporary project manager. The agreement, subject to termination upon 14 days notice, obligates the Company to pay an initial $4,000, $150 for each service day not to exceed $750 a calendar week, and $16,000 upon the Company obtaining debt and equity capital to fund its business plan. Services totaling approximately $36,000 were provided during the year ended October 31, 2007. There were no services provided during the year ended October 31, 2008. The related party is an investor and serves on the Company’s Board of Directors.

The general contractor invested $750,000 in the Company as part of the Company’s Iowa Intrastate offering. The general contractor’s units were redeemed for $750,000 as part of the termination agreement described in Note 8. Accordingly, Bratney is no longer a member of the Company.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2008 and 2007

Certain members of the Company’s Board of Directors are also members of the Board of Directors of Farmers State Bank, which Bank lent money to the Company during the year ended October 31, 2007. There were no amounts loaned to the Company or outstanding during the year ended October 31, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

          King, Reinsch, Prosser & Co., L.L.P., Certified Public Accountants (“KRP”), has been the company’s accountants since its inception. KRP’s accountants reports on the company’s March 31, 2007 compiled financial statements did not contain an adverse disclaimer or modification. Soy Energy LLC’s decision to use Boulay, Heutmaker, Zibell & Co., P.L.L.P. to audit Soy Energy, LLC’s October 31, 2007 and October 31, 2008 financial statements and the statement of operations since inception (December 15, 2005) to October 31, 2008 were approved by the company’s board of directors. There are no disagreements with KRP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which, if not resolved to KRP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. A copy of this disclosure has been provided to KRP and we have not received a response disagreeing with the terms of this disclosure. Boulay, Heutmaker, Zibell & Co., P.L.L.P., Certified Public Accountants, has been the company’s independent registered public accounting firm since December 10, 2007.

ITEM 9A(T). CONTROLS AND PROCEDURES.

          Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2008. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective due to the material weaknesses discussed below.

          Due to the current operations and size of the Company, there is a lack of segregation of duties in certain functions. In addition, there were adjustments to our financial statements and other factors during the course of fiscal year 2008. To address these weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that our financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our executive officers and management believe that the financial statements included in this report present fairly in all material respects our financial condition, results of operations and cash flows for the periods presented. The Company is in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that these weaknesses are corrected and remediated.

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period covered by this report and there has been no change, other than in regard to the material weakness discussed above, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

          This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION.

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

          The information required by this Item is incorporated by reference to the definitive proxy statement for our 2009 annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2008 fiscal year. This proxy statement is referred to in this report as the 2009 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

          The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

          The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

          The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The information required by this Item is incorporated by reference to the 2009 Proxy Statement.

PART IV

ITEM 15. EXHIBITS.

          The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.	Description	Method of Filing

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

 SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOY ENERGY, LLC

Date:	January 29, 2009	/s/ Charles Sand
Charles Sand Chairman

Date:	January 29, 2009	/s/ Dallas Thompson
Dallas Thompson Treasurer and Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2009	/s/ Charles Sand
Charles Sand Chairman

Date:	January 29, 2009	/s/ Dallas Thompson
Dallas Thompson Treasurer and Chief Financial Officer

Date:	January 29, 2009	/s/ Ronald Wetherell
Vice Chairman

Date:	January 29, 2009	/s/ Douglas Lansink
Douglas Lansink Secretary

Date:	January 29, 2009	/s/ Darrell Downs
Darrell Downs, Director

Date:	January 29, 2009	/s/ Daryl Haack
Daryl Haack, Director

Date:	January 29, 2009	/s/ Steven Leavitt
Steven Leavitt, Director

Date:	January 29, 2009	/s/ Carol Reuter
Carol Reuter, Director

Date:	January 29, 2009	/s/ David Langel
David Langel, Director