Form 10-K/A
period 2008-10-31
Soy Energy, LLC
filed 2009-02-27
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2008

OR

☐          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

COMMISSION FILE NUMBER 000-53112

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant at February 27, 2009, was $31,183,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the most recent offering price of our units.

As of the date of this filing, there are 33,018 membership units of the registrant outstanding.

EXPLANATORY NOTE:

          This Amendment No. 1 to the Annual Report on Form 10-K/A (“Amendment No. 1”) of Soy Energy, LLC (the “Company”) for the fiscal year ended October 31, 2008, is being filed for the purpose of including Part III of the Company’s original Annual Report on Form 10-K (the “Annual Report”) due to the fact that the Company will not be filing a proxy statement which includes such information within 120 days of its fiscal year end.

          In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of the items amended by this Amendment No. 1 are set forth herein. The remainder of the Company’s original Annual Report on Form 10-K is unchanged. Pursuant to Rule 12b-15, this Amendment No. 1 includes new certifications by the Company’s principal executive officer and principal financial officer. This report speaks only as of the original filing date of the Company’s Annual Report on Form 10-K and has not been updated or modified to take into account any events occurring subsequent to the original filing date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Board of Directors and Officers

          The business and affairs of Soy Energy are managed by and under the direction of an eleven person board. Charles Sand is our Chief Executive Officer and Dallas Thompson is our Chief Financial Officer. The table below lists the directors of Soy Energy and their addresses:

Name	Position with the Company	Address
Charles Sand	Chairman and Director	504 E. Fenton St.
Marcus, IA 51035
Ron Wetherell	Vice-Chairman and Director	300 South Oak Drive
Cleghorn, IA 51014
Doug Lansink	Secretary and Director	2360 Orchard Ave.
Arthur, IA 51431
Dallas Thompson	Treasurer and Director	38224 Ritchie Rd.
Kingsley, IA 51028
Darrell Downs	Director	405 Ridgeway Drive
Marcus, IA 51035
Robert Engel	Director	2415 E. 3rd St.
Sheldon, IA 51201
Charles Getting	Director	5380 300 St.
Sanborn, IA 51248
Daryl Haack	Director	5985 390th St.
Primghar, IA 51245
Dave Langel	Director	1701 4th Ave. SE
LeMars, IA 51031
Steve Leavitt	Director	1223 NE 31st St.
Ankeny, IA 50021
Carol Reuter	Assistant Secretary and Director	643 530th St.
Marcus, IA 51035

Business Experience of Directors and Officers

          The following is a brief description of the business experience and background of Soy Energy’s officers and directors:

Charles Sand, Chairman and Director and Chief Executive Officer, Age 67. 504 E. Fenton, Marcus, IA 51035. Since 1961, Mr. Sand has been involved in his family’s grain, feed, seed and agronomy business. Mr. Sand is the current chairman of Sand Seed Service, Inc. and Iowa Fertilizer Sales, Inc. Mr. Sand is past president of the Iowa Grain & Feed Association, the Iowa Seed Association and the Northern Seedsmen Association. He currently serves on the board of directors for Livestock Production Center, Inc., West Iowa Banc Corp., Premier Crop Systems, LLC, Ag Excellence, LLC and Edgewater Plaza Condominiums Association, all of which are private companies. Mr. Sand has served as our Chairman, Chief Executive Officer and a director since February 24, 2006. Mr. Sand is the first cousin of Mr. Ron Wetherell, who sits on our board of directors and is our Vice Chairman.

Mr. Sand will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or unless we merge with another company, in which case we may no longer be governed by our current operating agreement), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. Mr. Sand will continue to act as our Chairman until he is replaced by our board of directors.

Ron Wetherell, Vice Chairman and Director, Age 64. 300 S. Oak Dr., Cleghorn, IA 51014. For over 40 years, Mr. Wetherell has been the owner and operator of Wetherell Manufacturing Company, a designer and manufacturer of farm implements, hydraulic cylinders, and truck utility bodies located in Cleghorn, Iowa. In addition, Mr. Wetherell is the owner of Wetherell Cable TV, a business located in Cleghorn, Iowa that services seven cable television systems in northwest Iowa. Mr. Wetherell is the current chairman of the board of Little Sioux Corn Processors, LLC located in Marcus, Iowa, formerly a publicly reporting company, and is on the board of directors of Siouxland Ethanol, LLC located in Jackson, Nebraska, a publicly reporting company. Mr. Wetherell is currently serving his fifthteenth year on the Cherokee County Board of Supervisors. Mr. Wetherell has served as our Vice Chairman and a director since February 24, 2006. Mr. Wetherell is the first cousin of Mr. Charles Sand, who is the Chairman of our board of directors.

Mr. Wetherell will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or unless we merge with another company, in which case we may no longer be governed by our current operating agreement), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. Mr. Wetherell will continue to act as our Vice Chairman until he is replaced by our board of directors.

Doug Lansink, Secretary and Director, Age 51. 2360 Orchard Ave., Arthur, IA 51431. For the past 30 years, Mr. Lansink has operated a livestock and grain farm in Ida County, Iowa. Mr. Lansink also is a director of Little Sioux Corn Processors, LLC located in Marcus, Iowa, fomerly a publicly reporting company. Mr. Lansink has served as our Secretary and a director since February 24, 2006.

Mr. Lansink will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or unless we merge with another company, in which case we may no longer be governed by our current operating agreement), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. Mr. Lansink will continue to act as our Secretary until he is replaced by our board of directors.

Dallas Thompson, Treasurer and Director and Chief Executive Officer, Age 28. 38224 Ritchie Rd., Kingsley, IA 51028. Mr. Thompson graduated in 2003 from Iowa State University with a degree in Agricultural Studies. As a student, Mr. Thompson attended the New Century Farms Program with young farmers from across the nation. Upon graduation, Mr. Thompson returned to his family farm near Kingsley, Iowa, where he raises corn, soybeans and hogs. Mr. Thompson sits on the board of Plymouth County Farm Bureau, a private company. Mr. Thompson has served as a director since February 24, 2006 and as our Treasurer and Chief Financial Officer since July 14, 2006.

Mr. Thompson will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or until we merge with another company and are no longer governed by our current operating agreement), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. Mr. Thompson will continue to act as our Treasurer until he is replaced by our board of directors.

Darrell Downs, Director, Age 71. 405 Ridgeway Dr., Marcus, IA 51035. Prior to his retirement in 1994, Mr. Downs was employed by Moorman Manufacturing Company for 38 years. Mr. Downs has served as the mayor of Marcus, Iowa for the past eight years and has served as a consultant for the Cherokee County Economic Development Corporation in Cherokee County since 2003. Mr. Downs also sits on the board of directors of Little Sioux Corn Processors, LLC, formerly a publicly reporting company, and on the board of directors of Siouxland Ethanol, LLC in Jackson, Nebraska. Mr. Downs owns and leases farmland in northwest Iowa. Mr. Downs has served as a director since February 24, 2006.

Mr. Downs will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or unless we merge with another company, in which case we may no longer be governed by our current operating agreement), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Robert Engel, Director, Age 72. 2415 E. 3rd St., Sheldon, IA 51201. From May 1994 until May 2004, Mr. Engel was the executive vice president of the Farmers State Bank in Marcus, Iowa. Since that time, Mr. Engel has been retired. Mr. Engel sits on the board of directors of Farmers State Bank in Marcus, Iowa, a private company. Mr. Engel was appointed to our board of directors on June 7, 2007.

Mr. Engel will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or unless we merge with another company, in which case we may no longer be governed by our current operating agreement), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Charles Getting, Director, Age 58. 5380 300th St., Sanborn, IA 51248. For the past 27 years, Mr. Getting has owned and operated a grain and livestock farm near Sanborn and Sheldon, Iowa. Prior to returning home to farm, Mr. Getting was employed in sales and marketing by Wilson & Company in Minneapolis, Minnesota. Mr. Getting has served as a member of the board of directors and officer of Ritter Farmers Elevator Co., and as a board member and president of Farmer Coop Oil Company. Mr. Getting is currently the president of the board of directors of O’Brien County Funeral Association which owns funeral homes in Sanborn, Iowa and Hartley, Iowa. Mr. Getting has served as a director of our company since February 24, 2006.

Mr. Getting will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or unless we merge with another company, in which case we may no longer be governed by our current operating agreement), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Daryl Haack, Director, Age 65. 5985 390th St., Primghar, IA 51245. For the past 40 years, Mr. Haack has farmed approximately 900 crop acres in O’Brien County generally dedicated to corn and soybeans. In addition, Mr. Haack is one of 18 shareholders in a swine-finishing corporation and serves as the corporation’s board chairman. The swine-finishing corporation is not a publicly reporting company. He is a nine year member of the Iowa Corn Promotion Board and currently serves on the board of the National Corn Grower Association. Mr. Haack sits on the board of directors and is past president of Little Sioux Corn Processors, LLC, formerly a publicly reporting company, sits on the board of directors of National Renewable Energy Investment Fund, a private company, and sits on the board of directors of Grandpa Pork, a private company. Mr. Haack has served as a director since February 24, 2006.

Mr. Haack will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or unless we merge with another company, in which case we may no longer be governed by our current operating agreement), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Dave Langel, Director, Age 55. 1701 4th Ave. S.E., LeMars, IA 51031. Mr. Langel has been a full time grain farmer in LeMars, Iowa since 1975. In addition, Mr. Langel is a former director of Life Skills Training Center in Le Mars, Iowa. Mr. Langel has served as a director since February 24, 2006.

Mr. Langel will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or unless we merge with another company, in which case we may no longer be governed by our current operating agreement), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Steve Leavitt, Director, Age 56. 1223 NE 31st St., Ankeny, IA 50021. For the last three years, Mr. Leavitt has been the Senior Project Manager for Frank Baxter General Contractor, a construction firm located in Fort Madison, Iowa. Prior to his employment with Frank Baxter General Contractor, Mr. Leavitt was employed by the Weitz Company as a Senior Project Manager for four years. Steve has served on the board of directors of Master Builder’s of Iowa, Banks of Iowa, the United Way, Iowa State University’s Engineering Curriculum Committee and was recognized in 2002 as “Energy Manager of the Year.” Mr. Leavitt serves on the board of directors of All Fuels and Energy (AFSE), a public company. Mr. Leavitt has served as a director since February 24, 2006.

Mr. Leavitt will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or unless we merge with another company, in which case we may no longer be governed by our current operating agreement), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Carol Reuter, Assistant Secretary and Director, Age 48. 643 530th St., Marcus, IA 51035. Since 1978, Ms. Reuter has served as the Executive Assistant at Sand Seed Service, Inc. located in Marcus, Iowa. Ms. Reuter is a current member of the boards of directors for Sand Seed Service, Inc., a private company, Iowa Fertilizer Sales, Inc., a private company, and Marcus Community Golf Course, a private company. Ms. Reuter has served as a director since July 14, 2006.

Ms. Reuter will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (or unless we merge with another company, in which case we may no longer be governed by our current operating agreement), and until a successor is elected and qualified, or until her earlier death, resignation, removal or disqualification.

Business Experience of Significant Employee

Richard Davis, General Manager, Age 52. 207 1st Avenue NE, Waucoma, IA 52171. Prior to his employment with Soy Energy, Mr. Davis was the manager and owner of R.C. Manufacturing from February 2000 until October 2007. Mr. Davis spent 20 years in sales and management in the cooperative system. Mr. Davis spent six years as an Agronomist, six years as an Agronomy Manager and eight years as a General Manager at a cooperative elevator. Mr. Davis graduated from Iowa State University with a B.S. degree in Agronomy. Mr. Davis is employed by the Company through an employment agreement and has been our General Manager since November 1, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors, all Section 16(a) filing requirements were complied with during the fiscal year ended October 31, 2008.

Code of Ethics

          We have not adopted a code of ethics that applies to our chief executive officer or chief financial officer, or the person performing similar functions. This is because we are a developmental company that does not currently own or operate a biodiesel plant and we only recently became an SEC reporting company. We anticipate that we will adopt a code of ethics during our 2009 fiscal year, unless we merge with another company (which already has a code of ethics), prior to adopting such a code.

Director Nominations Made by Members

          We have not made any material changes to the procedures by which our members may recommend nominees to our board of directors. Such procedures can be found in our Operating Agreement; however, our initial directors’ terms do not expire under our Operating Agreement until the first annual or special meeting after substantial completion of our biodiesel plant. Because we now anticipate investing in or merging with a company that owns a completed bioidiesel plant, instead of building our own plant, our initial directors will likely serve until such merger or investment is completed and we are governed by a new or amended operating agreement as result of such transaction.

Audit Committee

          The board of directors appointed Daryl Haack, Robert Engel, Doug Lansink and Dallas Thompson to the audit committee. The audit committee is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, Daryl Haack, Doug Lansink and Robert Engel are independent within the definition of independence provided by NASDAQ Rules 4200. Dallas Thompson is not independent under this definition because he is an executive officer of the Company. We do not have an audit committee financial expert serving on our audit committee because no member of our board of directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 407 of Regulation S-K and the board has not yet created a new director position expressly for this purpose. Our board of directors intends to consider such qualifications in future nominations to our board and appointments to the audit committee.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

          The following table sets forth all compensation paid or payable by us during the last two fiscal years to our principal executive officer, Charles Sand. No compensation has been paid to Dallas Thompson, our chief financial officer, during the past two years for his service to us. None of our other officers received compensation in excess of $100,000 since our inception. As of February 27, 2009, none of our directors or officers had any options, warrants, or other similar rights to purchase our securities.

Name and Position	Fiscal Year	All Other Compensation ($)		Total Compensation ($)
Charles Sand, CEO	2008	338	(1)	338
	2007	0		0

(1) This amount represents reimbursement Mr. Sand received for fuel and mileage.

Compensation Discussion and Analysis

          Mr. Sand does not receive any compensation for his roles as our director or Chairman, but is reimbursed for out-of-pocket expenses.

DIRECTOR COMPENSATION

          The table below shows the compensation paid to each of our directors for the fiscal year ended October 31, 2008.

DIRECTOR COMPENSATION

		Annual Compensation
Name	Fiscal Year	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total Compensation ($)
Charles Sand	2008	0	338	(1)	0
Ron Wetherell	2008	0	0		0
Doug Lansink	2008	0	0		0
Dallas Thompson	2008	0	0		0
Darrell Downs	2008	0	0		0
Robert Engel	2008	0	271	(2)	0
Charles Getting	2008	0	0		0
Daryl Haack	2008	0	0		0
Dave Langel	2008	0	0		0
Steve Leavitt	2008	0	0		0
Carol Reuter	2008	0	0		0

(1)	This amount represents reimbursement Mr. Sand received for fuel and mileage.

(2)	This amount represents reimbursement Mr. Engel received for mileage.

Reimbursement of Expenses

          We reimburse our officers and directors for expenses incurred in connection with their service. Our reimbursement policy is to reimburse our officers and directors for all out-of-pocket expenses.

Compensation Committee Interlocks and Insider Participation

          Our entire board currently acts as our compensation committee. Charles Sand and Dallas Thompson are executive officers of our company. No member of the compensation committee is employed by or serving as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our compensation committee.

Compensation Committee Report of Executive Compensation

          The entire board currently acts as the Company’s compensation committee. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended that the Compensation Discussion and Analysis be included in this annual report.

Compensation Committee

Charles Sand
Ron Wetherell
Doug Lansink
Dallas Thompson
Darrell Downs
Robert Engel
Charles Getting
Daryl Haack
Dave Langel
Steve Leavitt
Carol Reuter

ITEM 12. SECURITY OWNERSHIP OF CERTAIN 5% BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

FIVE PERCENT BENEFICIAL OWNERS

          No person or entity beneficially owns 5% or more of our membership units. Nor do we have any units authorized for issuance under an equity compensation plan.

DIRECTORS AND OFFICERS

          The following tables set forth certain information regarding the beneficial ownership of our units as of the date of this Amended Annual Report by our directors and officers.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Membership Unit	Charles Sand 504 E. Fenton St. Marcus, IA 51035	810	(1)	2.45%
Membership Unit	Ron Wetherell 300 South Oak Drive Cleghorn, IA 51014	120	(2)	0.36%
Membership Unit	Doug Lansink 2360 Orchard Ave. Arthur, IA 51431	80	(3)	0.24%
Membership Unit	Dallas Thompson 38224 Ritchie Rd. Kingsley, IA 51028	91		0.28%
Membership Unit	Darrell Downs 405 Ridgeway Drive Marcus, IA 51035	75	(4)	0.23%
Membership Unit	Robert Engel 2415 E. 3rd St. Sheldon, IA 51201	75		0.23%
Membership Unit	Charles Getting 5380 300 St. Sanborn, IA 51248	111	(5)	0.34%
Membership Unit	Daryl Haack 5985 390th St. Primghar, IA 51245	60	(6)	0.18%
Membership Unit	Dave Langel 1701 4th Ave. SE LeMars, IA 51031	111	(7)	0.34%
Membership Unit	Steve Leavitt 1223 NE 31st St. Ankeny, IA 50021	210	(8)	0.64%
Membership Unit	Carol Reuter 643 530th St. Marcus, IA 51035	542	(9)	1.64%
	Total:	1,835	(10)	5.57%

(1) Charles Sand is the sole owner of 360 membership units. In addition, Charles Sand is the CEO, director, and 12.7% owner of Sand Seed Service, Inc. which owns an additional 450 shares.

(2) Ronald Wetherell’s units are held jointly with his spouse, Sandra Wetherell.

(3) Doug Lansink’s units are held jointly with his spouse, Teresa Lansink.

(4) Darrel Downs’ units are held jointly with his spouse, Doris Downs.

(5) Charles Getting’s units are held jointly with his spouse, Joanne Getting.

(6) Daryl Haack’s units are held in the name of the Daryl J. Haack Revocable Trust.

(7) Dave Langel beneficially owns 86 units held in the name of City Farms, Inc. of which Dave Langel is a joint owner with his wife Paula Langel. Dave Langel holds 25 units jointly with his spouse, Paula Langel.

(8) Steve Leavitt’s units are held in the name of SDHI, LLC. Steve Leavitt is the sole member of the limited liability company.

(9) Carol Reuter owns 92 units jointly with her spouse, Jay Reuter. In addition, Carol Reuter is a director and 2.16% owner of Sand Seed Service, Inc., which owns an additional 450 units.

(10) The 450 units owned by Sand Seed Service, Inc. are only included once for purposes of the total number of units beneficially owned by the directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

Transactions with Related Parties

          During our fiscal years ended October 31, 2007 and October 31, 2008, we have engaged in transactions with the following related parties:

Transactions with Farmers State Bank

          Charles Sand, our chairman and director sits on the board of directors for the holding company of Farmers State Bank in Marcus, Iowa. Robert Engel sits on the board of directors of Farmers State Bank in Marcus, Iowa. We had loans totaling $1,999,000 with Farmers State Bank. However, when we broke escrow on our registered offering in June 2007, we repaid these loans to Farmers State Bank. We believe that the terms of our loans with Farmers State Bank were as favorable to us as those generally available from unaffiliated third parties. However, a majority of our disinterested directors approved the loans with Farmers State Bank. We believe that any future transactions with Farmers State Bank will be no less favorable to us as those generally available from unaffiliated third parties and will also be approved by a majority of disinterested directors.

Transactions with Robert Engel

          On January 4, 2006, we entered into a consulting agreement with Robert Engel to serve as our project manager and to provide project development services in connection with the development, financing, start-up and construction of our biodiesel plant. Subsequently, on June 7, 2007, Mr. Engel was appointed to our board of directors and the consulting agreement expired November 30, 2007. We paid Mr. Engel $150 per day up to a maximum of $750 per week for project management services. Additionally, Mr. Engel received a $15,000 cash bonus in June 2007.

Transactions with Bratney Companies

          Bratney Companies was engaged by us to construct our proposed biodiesel plant. Bratney Companies agreed to construct our biodiesel plant for $48,855,000. In our Iowa intrastate registered offering, Bratney Companies invested $750,000 in Soy Energy in exchange for 750 of our membership units. In March 2008, we terminated our agreement with Bratney Companies. On July 25, 2008, we executed a termination agreement and redemption agreement with Bratney. Pursuant to the terms of the termination and redemption agreements, we received a refund in the amount of $4,500,000 and Bratney returned the 750 membership units it purchased in our intrastate registered offering. Therefore, Bratney is no longer a member of Soy Energy and is no longer our design-builder.

Transactions with Promoters

          Each of our initial directors, Darrell Downs, Myron Danzer, Charles Getting, Daryl Haack, Shane Habben, Steve Leavitt, Dave Langel, Doug Lansink, Charles Sand, Dallas Thompson, and Ron Wetherell were involved in the organization of Soy Energy, and therefore would qualify as promoters of the company. None of our promoters, with the exception of Darrell Downs as described below, have received any compensation for their roles in organizing and operating Soy Energy to date.

          On May 10, 2006, we entered into a consulting agreement with Darrell Downs, a member of our board of directors, to act as our project consultant and to assist our project manager in contract negotiations, marketing, and securing debt financing. The consulting agreement required us to pay Mr. Downs a starting bonus of $4,000 and $150 per day not exceeding $750 per week. Following completion of our equity drive and upon obtaining a binding commitment from a lender sufficient to finance our business plan, we paid Mr. Downs a cash bonus of $16,000. This agreement expired June 30, 2007.

Director Independence

Board of Directors Independence

          Our board of directors is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, each of our board members is independent within the definition of independence provided by NASDAQ Rule 4200, with the exception of Charles Sand and Dallas Thompson because they are executive officers of the Company. In evaluating the independence of our directors, we considered the following factors: (i) the business relationships of our directors; (ii) positions our directors hold with other companies; (iii) family relationships between our directors and other individuals involved with the Company; (iv) transactions between our directors and the Company; and (v) compensation arrangements between our directors and the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by the principal independent registered public accountants Boulay, Heutmaker, Zibell & Co. (BHZ) to the Company for the fiscal year ended October 31, 2007, and the fiscal year ended October 31, 2008 are as follows:

Category	Year	Fees
Audit Fees(1)	2008	$84,689
	2007	$37,905
Audit-Related Fees	2008	$0
	2007	$0
Tax Fees	2008	$0
	2007	$0
All Other Fees	2008	$0
	2007	$0

(1) Audit fees include the audit, quarterly reviews of unaudited financials and discussions on the SEC registration statement.

          Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our audit committee.

          One hundred percent (100%) of all audit services, audit-related services and tax-related services were pre-approved by our audit committee.

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

SOY ENERGY, LLC

Date:	February 27, 2009	/s/ Charles Sand
Charles Sand
Chairman

Date:	February 27, 2009	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2009	/s/ Charles Sand
Charles Sand
Chairman

Date:	February 27, 2009	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer

Date:	February 27, 2009	/s/ Ronald Wetherell
Vice Chairman

Date:	February 27, 2009	/s/ Douglas Lansink
Douglas Lansink
Secretary

Date:	February 27, 2009	/s/ Darrell Downs
Darrell Downs, Director

Date:	February 27, 2009	/s/ Daryl Haack
Daryl Haack, Director

Date:	February 27, 2009	/s/ Steven Leavitt
Steven Leavitt, Director

Date:	February 27, 2009	/s/ Carol Reuter
Carol Reuter, Director

Date:	February 27, 2009	/s/ David Langel
David Langel, Director