Form 10-Q
period 2009-01-31
Soy Energy, LLC
filed 2009-03-17
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2009

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from ________ to ___________

Commission file number 000-53112

SOY ENERGY, LLC

(Exact name of small business issuer as specified in its charter)

Iowa	20-4026473
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of March 17, 2009, we had 33,018 units outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Balance Sheets

ASSETS	January 31, 2009	October 31, 2008

	(Unaudited)
Current Assets
Cash and equivalents	$20,539,227	$20,803,450
Accrued interest receivable	13,570	30,575
Prepaid expenses	37,445	38,545

Total current assets	20,590,242	20,872,570

Equipment
Equipment	8,873	8,873
Accumulated depreciation	(2,936)	(2,492)

Net equipment	5,937	6,381

Assets held for sale	3,557,061	3,557,061

Total Assets	$24,153,240	$24,436,012

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$270,502	$442,825
Accrued expenses	11,143	7,909

Total current liabilities	281,645	450,734

Members’ Equity
Member contributions, 33,018 units outstanding	31,031,572	31,031,572
Deficit accumulated during development stage	(7,159,977)	(7,046,294)

Total members’ equity	23,871,595	23,985,278

Total Liabilities and Members’ Equity	$24,153,240	$24,436,012

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	From Inception (December 15, 2005) to January 31, 2009

	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
General and administrative	59,727	64,221	727,404
Professional fees	120,748	49,634	787,814
Impairment expense	—	—	6,922,625

Total operating expenses	180,475	113,855	8,437,843

Operating Loss	(180,475)	(113,855)	(8,437,843)

Other Income
Interest income	66,792	263,475	1,264,842
Other income	—	—	13,024

Total other income	66,792	263,475	1,277,866

Net (Loss) Income	$(113,683)	$149,620	$(7,159,977)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,768	18,495

Net (Loss) Income Per Unit - Basic and Diluted	$(3.44)	$4.43	$(387.13)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	From Inception (December 15, 2005) to January 31, 2009

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(113,683)	$149,620	$(7,159,977)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	444	443	2,936
Impairment of long-lived assets	—	—	6,922,625
Write off of construction services related to terminated agreement	—	—	50,000
Write off of loan commitment fees	—	—	25,000
Non-cash interest income	—	—	(30,000)
Changes in operating assets and liabilities:
Accrued interest receivable	17,005	(77,397)	(13,570)
Prepaid expenses	1,100	1,135	(37,445)
Accounts payable	22,788	24,727	270,502
Accrued expenses	3,234	8,538	11,143

Net cash (used for) provided by operating activities	(69,112)	107,066	41,214

Cash Flows from Investing Activities
Capital expenditures	(195,111)	(1,778,016)	(10,783,559)
Proceeds from disposal of property and equipment	—	—	1,725,000
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	—	(100,000)	(1,950,000)
Proceeds from maturing certificates of deposit	—	—	1,950,000

Net cash used for investing activities	(195,111)	(1,878,016)	(11,258,559)

Cash Flows from Financing Activities
Loan commitment fees	—	—	(25,000)
Members’ contributed capital	—	—	31,968,000
Payments for offering costs	—	—	(186,428)

Net cash provided by financing activities	—	—	31,756,572

Net (Decrease) Increase in Cash and Equivalents	(264,223)	(1,770,950)	20,539,227

Cash and Equivalents at Beginning of Period	20,803,450	16,244,811	—

Cash and Equivalents at End of Period	$20,539,227	$14,473,861	$20,539,227

Supplemental Cash Flow Information
Capitalized interest paid	$—	$—	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress included in accounts payable	$—	$1,085,208	$—

Construction-in-progress applied against design services deposit	$—	$48,675	$963,675

Design services deposit applied against accounts payable to related party	$—	$—	$431,696

Property and equipment returned for member units	$—	$—	$750,000

Property and equipment reclassified to assets held for sale	$—	$—	$3,557,061

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2008, contained in the Company’s Form 10-KSB.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of January 31, 2009 and the results of operations and cash flows for all periods present.

Nature of Business

Soy Energy, LLC (a development stage Iowa limited liability company) was organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of January 31, 2009, Soy Energy is in the development stage and is considering the purchase of or investment in an existing biodiesel facility.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates include long-lived asset impairment analysis. Actual results may differ from previously estimated amounts and such differences may be material to the financial statements.

Property, Plant and Equipment

Equipment is stated at cost and is depreciated over estimated service lives of related assets, five years, using the straight-line method of accounting. Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property and equipment accounts and depreciated as discussed above.

Long-Lived Assets

The Company reviews property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

Long-lived assets, such as property, plant, and equipment, and other long-term intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2009

2. LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company has determined it is not currently feasible to build a biodiesel facility with the available cash on hand. The Company is currently considering purchasing or investing in an existing biodiesel facility. The Company’s current cash reserves are sufficient to fund operations without additional financing through 2010 if it does not build or purchase a biodiesel plant.

The Company may return a portion of the equity proceeds, net of any outstanding obligations to its members, if it does not build or invest in an existing biodiesel facility, which amount would be less than members’ original investment.

3. FAIR VALUE MEASUREMENTS

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the quarter ended January 31, 2009 would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets measured at fair value on a recurring basis.

		Fair Value Measurement Using
	Fair Value as of January 31, 2009
		Level 1	Level 2	Level 3

Cash equivalents	$18,745,596	$18,745,596	$—	$—

The fair value of cash equivalents, which includes money market funds, are based on quoted market prices in an active market.

4. ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated fair value, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2009

Amounts included in assets held for sale are as follows:

	January 31, 2009	October 31, 2008*

Land	$250,262	$250,262
Equipment	3,306,799	3,306,799

	$3,557,061	$3,557,061

*Derived from audited financial statements

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Accordingly, management recorded a liability relating to the probable future settlement of a claim as of October 31, 2008 which remains unsettled at January 31, 2009. In the opinion of management, the remaining matters are adequately covered by insurance, or if not covered, are without merit, are of such a nature, or involve such amounts, as would not materially affect the financial position or results of operations of the Company. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management’s view of the outcomes will change in the near term.

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

•	Overcapacity within the biodiesel industry;

•	The ability of any company we may invest in or merge with to effectively operate its plant and manage its business;

•	Changes in our business strategy, capital improvements or development plans;

•	Lack of member approval to merge with or invest in another company that owns an existing biodiesel plant;

•	Lack of definitive documents to merge with or invest in another company that owns an existing biodiesel plant;

•	Availability and costs of feedstock, particularly soy oil, animal fats and corn oil;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to successfully complete a merger with or investment in a plant which owns an existing biodiesel plant;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to the plant operations of any company we may invest in or merge with and their enforcement;

•	Changes in general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business;

•	Our potential liability resulting from future litigation;

•	General economic conditions;

•	Changes and advances in biodiesel production technology;

•	Competition from other alternative fuels; and

•	Other factors described elsewhere in this report.

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

Overview

          Soy Energy, LLC was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We anticipated constructing a biodiesel plant with a production capacity of 15 million gallons per year using technology provided by Best Energies, Inc. (“Best Energies”) in Marcus, Iowa. However, given the current downturn in economic and market conditions combined with Best Energies inability to make a $5,000,000 equity contribution, Management determined in October 2008 that obtaining the financing to construct our plant would not likely be feasible. Management is now exploring its options to negotiate a plan to invest in or merge with a company that owns an existing biodiesel plant. Currently, our principal place of business is located at P.O. Box 663, 222 N. Main St., Marcus, Iowa 51035.

          We previously entered into a Phase 2 Agreement and an Agreement for Pre-Construction Services with Renewable Energy Group, Inc. of Ames, Iowa (“REG”). Our board of directors determined it was in the best interest of the company to change our design-builder to Bratney Companies (“Bratney”). We paid REG $2,500,000 under our Phase 2 and Pre-Construction Services Agreements. We requested that REG immediately refund $2,200,000 and provide us an itemized list of performed services for the remaining $300,000. We immediately received $2,200,000 and subsequently received $250,000 back from REG. We paid $1,500,000 of the refunded amount to Bratney, as a deposit, under our Phase I Design Services Agreement.

          In June 2007, we signed a design-build agreement with Bratney for the design and construction of a 30 million gallon per year biodiesel facility. We agreed to a guaranteed maximum price of $48,855,000 to construct the plant. On March 6, 2008, we gave notice to Bratney that we were terminating our design-build agreement with them, as Management believed that the biodiesel plant as designed would not be profitable to operate due to the high cost of soybean oil and increasing costs of animal fats. Management decided to pursue a different biodiesel plant design utilizing Best Energies technology in order to reduce construction and future operating costs of our biodiesel plant. We paid Bratney approximately $13,659,000 for design and construction related services associated with the biodiesel plant. On July 25, 2008, we executed a termination agreement which settled certain issues we had with Bratney regarding the termination of the design-build agreement. In the termination agreement, Bratney agreed to refund $4,500,000, including amounts for construction assets returned, previously paid under the design-build agreement and to provide certain documents and information necessary for us to continue developing our project. We received the $4,500,000 from Bratney on July 25, 2008. Additionally, we executed a redemption agreement with Bratney pursuant to which Bratney agreed to return its 750 membership units for cash and a non-cash settlement of approximately $750,000 of construction-in-progress as part of the termination agreement. At the time of termination, we analyzed the Bratney assets under construction and determined that only a portion of the assets could be sold. We recognized impairment of approximately $6,923,000 related to these assets during 2008.

          On April 10, 2008, we held our 2008 annual member meeting, at which our members approved pursuing the use of Best Energies technology for the biodiesel plant and reducing the initial production capacity of the biodiesel plant from 30 million gallons per year to 15 million gallons per year. We believed that the cost to construct the Best Energies biodiesel plant would be approximately $32,334,000. We have never entered into a definitive agreement with Best Energies, and we no longer intend to construct our own biodiesel plant.

          Because we no longer plan to construct our plant, any funds we have expended in our construction and plant development efforts will be deemed a loss. From our inception to January 31, 2009, we have incurred accumulated losses of approximately $7,160,000 including the impairment of approximately $6,923,000 discussed above. Since we have not commenced any operations, we do not yet have comparable income, production or sales data.

Liquidity and Capital Resources

          Plan of Operations

          We expect to spend the next 12 months focused primarily on negotiating terms of an agreement with companies that own an existing biodiesel plant for a merger or investment, obtaining member approval of such terms when agreed upon, filing the necessary reports with the Securities and Exchange Commission and closing on a merger or investment in such a company. Until we have a more definitive plan to merge with or invest in another company, we do not have an estimate of the costs for this new business plan.

          We raised $1,300,000 of equity in our private placement offerings to fund our development, organizational and offering expenses. This includes $500,000 we raised in our founders offering and $800,000 we raised in our seed capital offering. In our Iowa intrastate offering, we raised $30,668,000 in equity.

          On June 7, 2007, we received a contingent loan commitment from AgStar Financial Services agreeing to provide us with approximately $33,487,000 in financing to capitalize the biodiesel plant. The AgStar loan commitment was contingent on AgStar securing the participating lenders required to fund the loan commitment, other to be determined conditions required by AgStar’s legal counsel, and conditions that may have been required by any participating lenders. Based on this contingent loan commitment, we satisfied all of the requirements of our escrow agreement to release the equity funds from escrow.

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

          Of the $30,668,000 we raised in equity, we have total assets remaining of approximately $24,153,000 as of January 31, 2009, consisting primarily of approximately $20,539,000 of cash and equivalents and assets held for sale of approximately $3,557,000. We are currently working to sell the assets held for sale, which include two boilers and three centrifuges. Because we do not have any definitive agreements and are currently still exploring our options to enter into a merger or investment with a company that owns an existing biodiesel plant, we are uncertain of what amount of resources we will need to go forward with this business plan. We do anticipate, however, that any merger or investment we may enter into will result in transferring the large majority of our assets as a result of such transaction.

          Sources and Uses of Funds

          Below is a table showing our sources of funds and our estimated use of proceeds on our attempts to construct our own plant. We anticipate that any remaining funds will be used to invest in our merge with a company that owns any existing biodiesel plant, although we do not have member approval and have not executed definitive documents regarding such a transaction.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount

Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Partial Construction of a Biodiesel Facility in Marcus, Iowa	11,513,275	(2)
Estimated Proceeds Remaining to Invest in or Merge with another company	$20,268,725	(3)

          (1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

          (2) We believe these amounts represent a reasonable estimate of the proceeds we used on construction, building and facilities, purchase and installation of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa.

          (3) This amount is our current cash and equivalents, less our accounts payable. If we sell some of the assets we have held for sale, then this will increase the proceeds remaining to invest in or merge with another company.

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we need to complete construction of the plant. To date, we have completed approximately 10% of the construction of our biodiesel plant. In October 2008, Management determined that it would not likely be feasible to complete construction of the biodiesel plant. We may be unable to sell the site and the construction completed at a profit, or at all, and we may be unable to transfer such equipment and land as a part of any investment or merger we may complete. Due to the significant changes we made to our project, we recorded an impairment charge during our quarter ended October 31, 2008 in the value of constructed and construction in process assets of approximately $6,923,000, a portion of which is from the site we purchased.

Plant Construction and Start-Up of Plant Operations

          Plant Construction Activity

          Construction of the plant in Marcus, Iowa was approximately 10% complete when Management determined completion of the construction was no longer feasible. In October 2008 we terminated our agreement with Best Energies because it notified us it was no longer able to commit a $5,000,000 equity contribution to the project. As a result of this and the current economic downturn, Management determined that obtaining financing to complete construction was not likely feasible and began exploring its options to invest in or merge with a company that owns an existing biodiesel plant.

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

          Feedstock Procurement and Sale of Biodiesel

          We previously entered into corn oil supply agreements with Little Sioux Corn Processors and Siouxland Ethanol, each of which is an ethanol production company, however; we have allowed these agreements to expire in connection with Management’s determination that it was not feasible for us to obtain the financing necessary to construct our own plant. We anticipate that we will either: 1) merge with or invest in a company that owns an existing biodiesel plant that has the technology to process corn oil; or 2) require any company we merge with or invest in to agree to install corn oil processing technology as a part of such transaction.

          We previously entered into a biodiesel marketing agreement with Eco Energy, Inc., however; Eco Energy, Inc. has terminated this agreement with us as of January 22, 2009. We anticipate that any company we may invest in or merge with will have a biodiesel marketing agreement in place and we may not have any input as to the terms of such agreement or we may not have the ability to change such terms. If any company we invest in or merge with does not have a biodiesel marketing agreement in place, such lack of a marketer may reduce the company’s profitability and we may be unable to find a marketer or execute a marketing agreement on favorable terms.

          We anticipate that any plant we invest in or merge with will be complete and capable of operating. Given the current economic downturn, lack of demand for biodiesel and high feedstock prices, many biodiesel plants are not currently operating at full capacity or have shut down temporarily or permanently. Therefore, any plant we may merge with or invest in may not be operating at full capacity, or at all, at the time our transaction with any such company is complete.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

          Any company we may invest in or merge with will be subject to industry-wide factors that affect its operation of its biodiesel plant and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which the biodiesel and glycerin will be processed; dependence on a biodiesel marketer and glycerin marketer to market and distribute its products, in the event such company utilizes outside marketers; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; the cost of complying with extensive environmental laws that regulate the biodiesel industry; the risk of decreased demand from European markets; and the biodiesel industry’s lack of market share and instability in the renewable fuels industry as a whole.

          We anticipate the revenues of any company we may merge with or invest in will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of its revenues. Although the price of diesel fuel has increased over the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market biodiesel, which could result in the loss of some or all of the value of our units. Further, if the supply of biodiesel increases from new biodiesel plants scheduled to begin production, or from current plants beginning to operate at larger percentages of their capacities, then we do not expect current biodiesel prices to be sustainable in the long term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

          We also expect any company we invest in or merge with to benefit from federal and state biodiesel supports and tax incentives, however, these benefits may be subject to the structure of any such company and the applicability of such supports and tax incentives to the company with which we may merge with or invest in. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”) and the Renewable Fuels Standard (“RFS”). VEETC provides a tax credit of $1.00 per gallon of biodiesel. VEETC may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of VEETC is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. VEETC also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. VEETC was set to expire on December 31, 2008, but was extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”). The VEETC, as extended by the EESA, contains a few significant changes. The law closes the so-called “splash and dash” loophole, which refers to the instances where biodiesel produced in foreign countries was transported to the United States, blended with a small percentage of diesel to claim the tax incentive, and then shipped to a third country for sale and use. Pursuant to EESA, biodiesel produced outside the United States will no longer qualify for the biodiesel tax incentive. The law also reduces the credit for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents per gallon. Although VEETC was recently extended for an additional year, it is now set to expire on December 31, 2009, and there can be no assurance that it will be renewed again in the future.

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

          We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS. As of September 29, 2008, the most recently released report, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.61 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this law. Furthermore, any additional delays in the EPA’s implementation of the EISA biomass-based diesel requirements could hinder the stimulation of additional biodiesel demand. If the RFS does not significantly increase demand compared to increases in supply, the RFS will not likely lead to an increase in biodiesel demand. We also anticipate that the expanded RFS will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap.

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

          Biodiesel production continues to grow as additional plants become operational. The National Biodiesel Board estimates that in 2007, biodiesel production reached 450 million gallons. In September 2008, the most recently reported data, the National Biodiesel Board estimated there were 176 active plants with an annual production capacity of 2.61 billion gallons annually, with another 39 plants and 1 expansion in construction. The biodiesel industry is becoming more competitive nationally as a result of the substantial construction and expansion that has occurred in the industry. We believe this increase in biodiesel supply, as well as high soybean oil prices, have forced some biodiesel producers to cut back production or cease production altogether. The combination of additional supply and stagnant or reduced demand may damage our ability to successfully execute our current business plan, or may damage the ability of any company we may invest in or merge with to operate profitably.

          In recent months the global equity markets have been disrupted and have experienced significant volatility. The U.S. stock markets have tumbled since September 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the enactment of several government bailout plans pursuant to which the federal government has directly invested in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The collapse of these financial institutions and the continued volatility in the credit market may significantly decrease the availability of any credit we may need to fund our project. The U.S. economy is also in the midst of a recession, with increasing unemployment rates and decreasing retail sales. A recession is expected to decrease availability of equity investment monies for our business as well.

          The European Union (EU) is currently conducting antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. If the findings of the investigation indicate that taking action is justified, the European Commission would likely impose duties or tariffs on biodiesel imported into the EU. Much of the demand for biodiesel from U.S. producers comes from Europe and any decrease in demand or profitability from sales to that market would likely have a negative impact on the industry. In addition, this could have a negative impact on the ability of any company we may invest in or merge with to compete with European biodiesel producers in the future.

          The ethanol industry enjoys over 6 billion gallons of annual domestic demand and a vast existing production, marketing, and transportation network servicing substantial demand. Conversely, in 2007, according to the National Biodiesel Board, United States demand for biodiesel was only approximately 450 million gallons. The entire diesel fuel market constitutes only about one-third of the gasoline market as a whole. Acceptance of biodiesel by consumers has been slow, and the biodiesel industry has faced opposition from the trucking industry and others in regard to legislative mandates for its use.

          The ethanol industry has historically enjoyed substantially more governmental support than the biodiesel industry on both the federal and state levels. Although the Energy Policy Act of 2005 enacted or extended certain tax credits for the biodiesel industry, such incentives had been previously available to the ethanol industry. Further, despite the fact that the Energy Independence and Security Act of 2007 provided for a special carve out of the RFS specifically for biodiesel, it still remains a small percentage of the total RFS requirement, which will predominantly be fulfilled by ethanol. In addition, various states offer other ethanol production subsidies which may make ethanol production more profitable.

Quarterly Financial Results

          At January 31, 2009, we had total assets of approximately $24,153,000 consisting primarily of cash and equivalents and assets held for sale. At January 31, 2009, we had current liabilities of approximately $282,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at January 31, 2009, was approximately $23,872,000. Since our inception, we have generated no revenue from operations. For the three months ended January 31, 2009, we had a net loss of approximately $114,000.

          Based upon our recent determination that building the plant would not likely be feasible, we have begun to explore our options for using our funds to invest in or merge with a plant that owns an existing biodiesel plant. We have not yet entered into any definitive documents and are therefore unable to determine what the total cost of this new business plan will be, and we do not currently have a capitalization plan in place for any merger or investment. We anticipate as we begin to negotiate definitive documents and narrow our options for an investment or merger, we will be able to develop a budget and estimated project cost for this new option.

Sources of Funds

          In December 2005, we sold a total of 1,500 units to our founding members at a price of $333.33 per unit and received aggregate proceeds of $500,000. In addition, in April 2006, we issued 1,600 units to our seed capital members at a price of $500 per unit and received aggregate proceeds of $800,000. We sold 30,668 units at a price of $1,000 per unit in our Iowa registered offering and received aggregate proceeds of $30,668,000. We broke escrow on our Iowa registered offering in June 2007. We incurred costs of raising capital of approximately $186,000 related to the equity proceeds raised. These costs primarily consisted of legal fees, professional fees and printing costs. We executed a redemption agreement with Bratney pursuant to which Bratney agreed to return its 750 membership units.

          We determined the offering price for our founding members, seed capital and general offering units based upon the capitalization requirements necessary to fund our development, organization and financing activities as a development-stage company with plans to construct and operate a biodiesel plant. We did not rely upon any independent valuation, book value or other valuation criteria in determining the founding member, seed capital and general offering sales price per unit, and we have experienced a change in our business plan since determining these offering prices.

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

          On June 7, 2007, we received a contingent loan commitment from AgStar Financial Services agreeing to provide us with $33,486,540 in financing to capitalize construction of the biodiesel plant. The AgStar loan commitment was contingent on AgStar securing the participating lenders required to fund the loan commitment, other to be determined conditions required by AgStar’s legal counsel, and conditions that may have been required by any participating lenders. Based on this contingent loan commitment, we satisfied all of the requirements of our escrow agreement to release the equity funds from escrow. AgStar failed to secure the participating lenders to fund the debt financing we required to construct a biodiesel plant.

          In July 2008, we entered into an agreement with Piper Jaffray to act as our debt placement agent to structure and market senior debt participants in a total amount of approximately $9,000,000. In exchange for these services, we would pay Piper Jaffray 1.5% of the aggregate amount of senior debt participants raised by Piper Jaffray at financial close. We have not, however, taken further action on this agreement and it is unlikely that Piper Jaffray will be able to obtain senior debt participants for us. Therefore, we do not expect to make any payments to Piper Jaffray under this agreement.

          In October 2008, Management determined it would not likely be feasible to obtain the necessary debt financing to complete construction of our biodiesel plant. We have therefore begun to explore opportunities to invest in or merge with a company that owns an existing biodiesel plant. We are still exploring our options and have not entered into any definitive agreements and therefore are uncertain what debt financing, if any, will be necessary to complete a merger with or investment in a company that owns a biodiesel plant.

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

Critical Accounting Estimates

          Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates include long-lived asset impairment analysis and the fair value determined for assets held for sale.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

          The Company is not required to provide the information required by this item because it is a smaller reporting company.

Item 4T. Controls and Procedures

          Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective due to the material weaknesses discussed below.

          Due to the current operations and size of the Company, there is a lack of segregation of duties in certain functions. The Company is in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that this weakness is corrected and remediated. Accordingly, our executive officers and management believe that the financial statements included in this report present fairly in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          During the past three years we have sold the following units which were not registered under the Securities Act of 1933:

          In the spring of 2006, we sold 1,600 of our membership units to our seed capital investors at a price of $500 per unit and received aggregate proceeds of $800,000. We claimed exemption from federal registration with respect to our unit sales in our seed capital offering due to the application of Section 3(a)(11) of the Securities Act of 1933 (regarding intrastate offerings). We also claimed exemptions from registration in the state of Iowa pursuant to the private placement and accredited investor exemptions of the Iowa Uniform Securities Act. We only sold our units in this offering to accredited investors who represented that they were residents of the state of Iowa.

          Commencing in December 2006, we conducted a registered offering in the state of Iowa, but were exempt from federal registration of the securities under Section 3(a)(11) of the Securities Act of 1933. We registered a minimum of 25,000 units and a maximum of 39,000 units at an offering price of $1,000 per unit. The offering commenced on December 1, 2006 in the state of Iowa and closed on December 1, 2007. We sold 30,668 units at a price of $1,000 per unit. From our unit sales we received total aggregate proceeds of $30,668,000. We incurred approximately $186,000 of offering costs that offset equity proceeds raised. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs. Additionally, we executed a redemption agreement with Bratney pursuant to which Bratney agreed to return its 750 membership units for cash and a non-cash settlement of approximately $750,000 of construction-in-progress as part of the termination agreement.

          We were able to rely on Section 3(a)(11) for the seed capital offering and Iowa registered offering, because we sold units only to residents of the State of Iowa and the recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to unit certificates and instruments issued in such transactions. We gave each investor information about us and gave them opportunities to ask questions regarding the terms and conditions of the offering. Our directors and officers sold the units on a best efforts basis and received no compensation for services related to the offer and sale.

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

Net Proceeds	$31,782,000	(1)
Capital Expenditures and Construction Related Costs	(11,259,000)
Project Development Costs	(1,500,000	)(2)
Balance	$19,023,000

(1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

(2) This amount only reflects the funds we have expended on project development costs and does not include the approximately $1,263,000 we have received from interest on investments. The amount we have received from interest has offset the amount we expended, as reflected on our statement of cash flows and in the table “Estimated Use of Proceeds” above.

Item 3. Defaults Upon Senior Securities

          None.

Item 4T. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit

10.6	Design Build Agreement between The Ken Bratney Company and Soy Energy dated June 20, 2007.*

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

* Confidential Treatment Requested. Originally filed as Exhibit of the same number on Soy Energy’s Form 10 filed on February 28, 2008.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOY ENERGY, LLC

Date	March 17, 2009	/s/ Charles Sand

Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2009	/s/ Dallas Thompson

Dallas Thompson
Treasurer and Chief Financial Officer