Form 10-Q
period 2009-04-30
Soy Energy, LLC
filed 2009-06-15
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     ☒ Yes            ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

                     Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    ☐ Yes            ☒ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of June 15, 2009, we had 33,018 units outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Balance Sheets

ASSETS	April 30, 2009	October 31, 2008

	(Unaudited)
Current Assets
Cash and equivalents	$20,313,367	$20,803,450
Accrued interest receivable	10,592	30,575
Prepaid expenses	33,899	38,545

Total current assets	20,357,858	20,872,570

Equipment
Equipment	8,873	8,873
Accumulated depreciation	(3,380)	(2,492)

Net equipment	5,493	6,381

Assets held for sale	3,557,061	3,557,061

Total Assets	$23,920,412	$24,436,012

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$156,102	$442,825
Accrued expenses	7,456	7,909

Total current liabilities	163,558	450,734

Members’ Equity
Member contributions, 33,018 units outstanding	31,031,572	31,031,572
Deficit accumulated during development stage	(7,274,718)	(7,046,294)

Total members’ equity	23,756,854	23,985,278

Total Liabilities and Members’ Equity	$23,920,412	$24,436,012

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008

	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
General and administrative	64,201	49,348
Professional fees	82,902	116,354
Impairment expense	—	4,000,000

Total operating expenses	147,103	4,165,702

Operating Loss	(147,103)	(4,165,702)

Other Income
Interest income	32,362	128,741

Total other income	32,362	128,741

Net Loss	$(114,741)	$(4,036,961)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,768

Net Loss Per Unit - Basic and Diluted	$(3.48)	$(119.55)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008	From Inception (December 15, 2005) to April 30, 2009

	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
General and administrative	123,928	113,569	791,605
Professional fees	203,650	165,988	870,716
Impairment expense	—	4,000,000	6,922,625

Total operating expenses	327,578	4,279,557	8,584,946

Operating Loss	(327,578)	(4,279,557)	(8,584,946)

Other Income
Interest income	99,154	392,216	1,297,204
Other income	—	—	13,024

Total other income	99,154	392,216	1,310,228

Net Loss	$(228,424)	$(3,887,341)	$(7,274,718)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,768	19,544

Net Loss Per Unit - Basic and Diluted	$(6.92)	$(115.12)	$(372.22)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008	From Inception (December 15, 2005) to April 30, 2009

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(228,424)	$(3,887,341)	$(7,274,718)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	888	887	3,380
Impairment of long-lived assets	—	4,000,000	6,922,625
Write off of construction services related to terminated agreement	—	—	50,000
Write off of loan commitment fees	—	—	25,000
Non-cash interest income	—	—	(30,000)
Changes in operating assets and liabilities:
Accrued interest receivable	19,983	(21,493)	(10,592)
Prepaid expenses	4,646	(7,619)	(33,899)
Accounts payable	(91,612)	80,855	156,102
Accrued expenses	(453)	4,977	7,456

Net cash (used for) provided by operating activities	(294,972)	170,266	(184,646)

Cash Flows from Investing Activities
Capital expenditures	(195,111)	(2,330,397)	(10,783,559)
Proceeds from disposal of property and equipment	—	—	1,725,000
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	—	(100,000)	(1,950,000)
Proceeds from maturing certificates of deposit	—	1,950,000	1,950,000

Net cash used for investing activities	(195,111)	(480,397)	(11,258,559)

Cash Flows from Financing Activities
Loan commitment fees	—	—	(25,000)
Members’ contributed capital	—	—	31,968,000
Payments for offering costs	—	(6,329)	(186,428)

Net cash (used for) provided by financing activities	—	(6,329)	31,756,572

Net (Decrease) Increase in Cash and Equivalents	(490,083)	(316,460)	20,313,367

Cash and Equivalents at Beginning of Period	20,803,450	16,244,811	—

Cash and Equivalents at End of Period	$20,313,367	$15,928,351	$20,313,367

Supplemental Cash Flow Information
Capitalized interest paid	$—	$—	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress included in accounts payable	$—	$101,131	$—

Construction-in-progress applied against design services deposit	$—	$48,675	$963,675

Design services deposit applied against accounts payable to related party	$—	$431,696	$431,696

Property and equipment returned for member units	$—	$—	$750,000

Property and equipment reclassified to assets held for sale	$—	$—	$3,557,061

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2008, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of April 30, 2009 and the results of operations and cash flows for all periods presented.

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was originally organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. However, given the current downturn in the economy and market conditions, management determined in October 2008 that obtaining financing to construct the plant would not likely be feasible. As of April 30, 2009, Soy Energy is in the development stage and is considering the purchase of or investment in an existing biodiesel facility.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates include long-lived asset and assets held for sale impairment analysis. Actual results may differ from previously estimated amounts and such differences may be material to the financial statements.

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

April 30, 2009

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the quarter ended April 30, 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets measured at fair value on a recurring basis.

		Fair Value Measurement Using
	Fair Value as of April 30, 2009
		Level 1	Level 2	Level 3

Cash equivalents	$16,775,710	$16,775,710	$—	$—

The fair value of cash equivalents, which primarily includes money market funds, are based on quoted market prices in an active market.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2009

4. ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated fair value, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

Amounts included in assets held for sale are as follows:

	April 30, 2009	October 31, 2008*

Land	$250,262	$250,262
Equipment	3,306,799	3,306,799

	$3,557,061	$3,557,061

*Derived from audited financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

          We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended April 30, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2008.

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

•	Overcapacity within the biodiesel industry;

•	The ability of any company we may acquire, invest in or merge with to effectively operate its plant and manage its business;

•	Changes in our business strategy, capital improvements or development plans;

•	Lack of member approval and regulatory consent to acquire, merge with or invest in another company that owns an existing biodiesel plant;

•	Lack of or inability to obtain definitive agreements to acquire, merge with or invest in another company that owns a constructed biodiesel plant;

•	Availability and costs of feedstock, particularly soy oil, animal fats and corn oil;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to successfully complete an acquisition, merger with or investment in a plant which owns a completed biodiesel plant;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to the plant operations of any company we may invest in or merge with and their enforcement;

•	Changes in general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	The imposition of tariffs or other duties on biodiesel imported into Europe;

•	Continuing decrease in the demand for biodiesel;

•

Changes in soy-based biodiesel’s qualification under the Renewable Fuels Standard as a result of the Environmental Protection Agency’s preliminary tests indicating soy-based biodiesel’s failure to satisfy the required reduction of greenhouse gas emissions;

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

Overview

          Soy Energy, LLC was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We initially anticipated constructing a biodiesel plant with a production capacity of 15 million gallons per year using technology provided by Best Energies, Inc. (“Best Energies”) in Marcus, Iowa. However, given the current downturn in economic and market conditions, combined with Best Energies’ inability to make a $5,000,000 equity contribution, Management determined in October 2008 that obtaining the financing to construct our plant would not likely be feasible. Management is now exploring its options to acquire, invest in or merge with a company that owns a constructed biodiesel plant. Currently, our principal place of business is located at P.O. Box 663, 222 N. Main St., Marcus, Iowa 51035.

          We previously entered into a Phase 2 Agreement and an Agreement for Pre-Construction Services with Renewable Energy Group, Inc. of Ames, Iowa (“REG”). Our board of directors subsequently determined it was in the best interest of the company to change our design-builder to Bratney Companies (“Bratney”). We paid REG $2,500,000 under our Phase 2 and Pre-Construction Services Agreements. We requested that REG immediately refund $2,200,000 and provide us an itemized list of performed services for the remaining $300,000. We initially received a $2,200,000 refund and subsequently received $250,000 back from REG. We paid $1,500,000 of the refunded amount to Bratney, as a deposit, under our Phase I Design Services Agreement.

          In June 2007, we signed a design-build agreement with Bratney for the design and construction of a 30 million gallon per year biodiesel facility. We agreed to a guaranteed maximum price of $48,855,000 to construct the plant. On March 6, 2008, we gave notice to Bratney that we were terminating the design-build agreement, as Management believed that the biodiesel plant as designed would not be profitable to operate due to the high cost of soybean oil and increasing costs of animal fats. Management decided to pursue a different biodiesel plant design utilizing Best Energies technology for a 15 million gallon per year plant, in order to reduce anticipated construction and future operating costs of our biodiesel plant. We paid Bratney approximately $13,659,000 for design and construction related services associated with the biodiesel plant. On July 25, 2008, we executed a termination agreement with Bratney, which settled certain issues we had with Bratney regarding the termination of the design-build agreement. In the termination agreement, Bratney agreed to refund $4,500,000, including amounts for construction assets returned, previously paid under the design-build agreement and to provide certain documents and information necessary for us to continue developing our project. We received the $4,500,000 from Bratney on July 25, 2008. Additionally, we executed a redemption agreement with Bratney pursuant to which Bratney agreed to return its 750 membership units for cash and a non-cash settlement of approximately $750,000 of construction-in-progress as part of the termination agreement.

          On April 10, 2008, we held our 2008 annual member meeting, at which our members approved pursuing the use of Best Energies technology for the biodiesel plant and reducing the initial production capacity of the biodiesel plant from 30 million gallons per year to 15 million gallons per year. We believed that the cost to construct the Best Energies biodiesel plant would be approximately $32,334,000. We have never entered into a definitive agreement with Best Energies, and in October 2008 management determined it was no longer feasible to construct our own biodiesel plant.

          Because we no longer plan to construct our plant, any funds we have expended in our construction and plant development efforts were deemed a loss. From our inception to April 30, 2009, we have incurred accumulated losses of approximately $7,275,000. Since we have not commenced any operations, we do not yet have comparable income, production or sales data.

Liquidity and Capital Resources

          Plan of Operations

          We expect to spend the next 12 months focused primarily on negotiating, obtaining member approval, filing the necessary reports with the Securities and Exchange Commission and closing on an acquisition, merger or investment in a company that owns a constructed biodiesel plant. Until we have a more definitive plan to acquire, merge with, or invest in another company, we do not have an estimate of the costs for this new business plan. There can be no assurance that we will enter into definitive agreements for any such transaction, or that we will be able to obtain the necessary member or regulatory approval, if needed, for any such transaction.

          Of the $30,668,000 we raised in equity during our offering registered with the state of Iowa, we have total assets remaining of approximately $23,920,000 as of April 30, 2009, consisting primarily of approximately $20,313,000 of cash and equivalents and assets held for sale of approximately $3,557,000. We are currently working to sell the assets held for sale, which include two boilers and three centrifuges, which were acquired in our earlier efforts to construct a biodiesel plant. Because we do not have any definitive agreements for the acquisition of, merger with, or investment in another company that owns an existing biodiesel plant, and we are still exploring our options for such types of transactions, we are uncertain of what amount of resources we will need to go forward with this business plan. We do anticipate, however, that any acquisition, merger or investment we may enter into will result in transferring a significant portion of our assets as a result of such transaction.

          Sources and Uses of Funds

          Below is a table showing our sources of funds and our estimated use of proceeds on our attempts to construct our own plant. We anticipate that a significant amount of our remaining funds will be used to acquire, invest in, or merge with a company that owns an existing biodiesel plant, although we have not obtained member approval (which will likely be necessary) and have not executed definitive documents regarding such a transaction.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount

Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Partial Construction of a Biodiesel Facility in Marcus, Iowa and Continuing Administrative Costs	11,628,016	(2)

Estimated Proceeds Remaining to Acquire, Invest in, or Merge with, Another Company	$20,153,984	(3)

          (1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

           (2) We believe these amounts represent a reasonable estimate of the proceeds we used as of April 30, 2009 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa plus ongoing administrative costs we have associated with operating our business until an acquisition, investment or merger with another company is closed.

           (3) This amount is our current cash and equivalents, less our accounts payable. If we sell some of the assets we have held for sale, then this will increase the proceeds remaining to invest in or merge with another company.

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we needed to complete construction of the plant. Upon completing approximately 10% of the construction of our biodiesel plant, in October 2008, Management determined that it would not likely be feasible to complete construction of the biodiesel plant due to current economic conditions and our lack of financing. We may be unable to sell the site and the construction completed at a profit, or at all, and we may be unable to transfer such equipment and land as a part of any acquisition, investment or merger we may complete. Due to the significant changes we made to our project, we recorded an impairment charge during our quarter ended October 31, 2008 in the value of constructed and construction in process assets of approximately $6,923,000, a portion of which is from the site we purchased.

Plant Construction and Start-Up of Plant Operations

          Plant Construction Activity

          Construction of the plant in Marcus, Iowa was approximately 10% complete when Management determined completion of the construction was no longer feasible. In October 2008 we terminated our agreement with Best Energies because it notified us it was no longer able to commit a $5,000,000 equity contribution to the project. As a result of this and the current economic downturn, Management determined that obtaining financing to complete construction was not likely feasible and began exploring its options to acquire, invest in, or merge with a company that owns a constructed biodiesel plant.

          Permitting and Costs and Effects of Compliance with Environmental Laws

          Stanley Consultants, Inc. assisted us in obtaining our required permits. We previously obtained or were in the process of obtaining all of the required air, water, construction and other permits necessary to construct the plant and to operate the plant. Because we no longer anticipate completing the plant, we will likely lose any resources we have invested in applying for such permits. If we acquire, invest in, or merge with a company that does not have all necessary permits or if we have to re-apply to have such permits put in our name, we may expend additional funds on permitting.

          Feedstock Procurement and Sale of Biodiesel

          We anticipate that we will either: 1) acquire, merge with, or invest in a company that owns a completed biodiesel plant that has the technology to process corn oil, in addition to other feedstocks; or 2) require any company we acquire, merge with or invest in to agree to install corn oil processing technology as a part of such transaction.

          We previously entered into a biodiesel marketing agreement with Eco Energy, Inc., however; Eco Energy, Inc. has terminated this agreement with us as of January 22, 2009 because we no longer intend to construct our own plant. We anticipate that any company we may acquire, invest in, or merge with will have a biodiesel marketing agreement in place and we may not have any input as to the terms of such agreement or we may not have the ability to change such terms. If any company we acquire, invest in, or merge with does not have a biodiesel marketing agreement in place, such lack of a marketer may reduce the company’s profitability and we may be unable to find a marketer or execute a marketing agreement on favorable terms.

          Given the current economic downturn, lack of demand for biodiesel and high feedstock prices, many biodiesel plants are not currently operating at full capacity or have shut down temporarily or permanently. Therefore, any plant we may acquire, merge with, or invest in may not be operating at full capacity, or at all, at the time our transaction with any such company is complete. This could negatively affect the ability of any plant we may acquire, invest in, or merge with to operate profitably.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

          Any company we may acquire, invest in, or merge with, will be subject to industry-wide factors that affect the operation of its biodiesel plant and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which the biodiesel and glycerin will be processed; dependence on a biodiesel marketer and glycerin marketer to market and distribute its products, in the event such company utilizes outside marketers; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; the cost of complying with extensive environmental laws that regulate the biodiesel industry; the risk of decreased demand from European markets; and the biodiesel industry’s lack of market share and instability in the renewable fuels industry as a whole.

          We anticipate the revenues of any company we may acquire, merge with, or invest in, will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of its revenues. Although the price of diesel fuel has increased over the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market biodiesel, which could result in the loss of some or all of the value of our units. Further, if the supply of biodiesel increases from new biodiesel plants scheduled to begin production or from current plants beginning to operate at larger percentages of their capacities, then we do not expect current biodiesel prices to be sustainable in the long term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

          Management believes that the current U.S. economic recession, the global economic downturn and the recent financial crisis that led to a collapse of a variety of major U.S. financial institutions and the federal government’s passage of bailout plans may also place downward pressure on the demand for fuel, including biodiesel. These factors have caused significant upheaval in the financial markets and economy of the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. The U.S. economy is in the midst of a recession, with increasing unemployment rates and decreasing retail sales. Commodity markets tumbled as a result of the economic turmoil, causing oil and other commodity prices to drop significantly. Management expects that these conditions may lead to a decline in biodiesel demand and it is uncertain for how long and to what extent these financial troubles may negatively affect biodiesel demand in the future.

          In addition, demand could be depressed as a result of temporary anti-dumping and anti-subsidy tariffs imposed by the European Commission on all biodiesel produced in the United States. The tariffs went into effect March 13, 2009 and will remain in place until July 2009. At such time, the European Commission may determine to impose definitive tariffs, which could last for the next five years. According to the May 2009 issue of the Biodiesel Magazine, the tariffs result in an additional charge of between $30 to $265 per metric ton of biodiesel. If demand for biodiesel continues to decline, this could have a negative effect on the ability of any plant we may acquire, invest in, or merge with, to operate profitably.

          We expect the results of operations of any company we may acquire, invest in, or merge with to benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (VEETC), and the Renewable Fuels Standard (RFS), as amended by the Energy Independence and Security Act of 2007 (the Energy Independence Act). The VEETC creates a tax credit of $1.00 per gallon of biodiesel blended with petroleum diesel, but is set to expire on December 31, 2009. The amended RFS requires the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The RFS further requires at least 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, the EPA recently issued preliminary findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40 to 50% when compared to conventional diesel in order to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. Biodiesel produced from animal fats was found to meet this greenhouse gas emissions reduction requirement. Thus, Management anticipates there may be increased demand for biodiesel produced from animal fats in order to contribute to the RFS mandate. There can be no assurance, however, that demand for biodiesel will be increased by the RFS, as amended by the Energy Independence Act. It is already estimated that national biodiesel production capacity far exceeds the 2012 biodiesel and biomass-based diesel use RFS mandate. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the RFS. We also anticipate that the majority of the renewable fuels utilized to satisfy the RFS will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

Quarterly Financial Results

          At April 30, 2009, we had total assets of approximately $23,920,000 consisting primarily of cash and equivalents and assets held for sale. At April 30, 2009, we had current liabilities of approximately $164,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at April 30, 2009, was approximately $23,757,000. Since our inception, we have generated no revenue from operations. For the three months ended April 30, 2009, we had a net loss of approximately $115,000.

          Based upon our recent determination that building the plant would not likely be feasible due to our inability to obtain debt financing, we have begun to explore our options for using our funds to acquire, invest in, or merge with a company that owns a completed biodiesel plant. We have not yet entered into any definitive documents and are therefore unable to determine what the total cost of this new business plan will be and we do not currently have a capitalization plan in place for any acquisition, merger, or investment. We anticipate as we begin to negotiate definitive documents and narrow our options for an acquisition, investment, or merger, we will be able to develop a budget and estimated project cost for this new option. There can be no assurances that we will successfully negotiate definitive agreements for or close on any such acquisition, merger or investment. If we cannot complete such transaction, we may be forced to dissolve our company, in which case, the assets of the company will be distributed according to our operating agreement, which may result in a loss of your investment.

Sources of Funds

          In December 2005, we sold a total of 1,500 units to our founding members at a price of $333.33 per unit and received aggregate proceeds of $500,000. In addition, in April 2006 we issued 1,600 units to our seed capital members at a price of $500 per unit and received aggregate proceeds of $800,000. We sold 30,668 units at a price of $1,000 per unit in our Iowa registered offering and received aggregate proceeds of $30,668,000. We broke escrow on our Iowa registered offering in June 2007. We incurred costs of raising capital of approximately $186,000 related to the equity proceeds raised. These costs primarily consisted of legal fees, professional fees and printing costs. In July 2008, we executed a redemption agreement with Bratney pursuant to which Bratney agreed to return its 750 membership units.

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

Debt Financing

          In October 2008, Management determined it would not likely be feasible to obtain the necessary debt financing to complete construction of our biodiesel plant. We have therefore begun to explore opportunities to acquire, invest in, or merge with a company that owns a completed biodiesel plant. We are therefore exploring our options and have not entered into any definitive agreements and therefore are uncertain what debt financing, if any, would be necessary if we were to complete a merger, acquisition, with or investment in a company that owns a biodiesel plant.

Grants and Government Programs

          Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We are uncertain what grants, loans and forgivable loan programs, if any, will be available and utilized by any company we may acquire, invest in, or merge with. Some combinations of programs are mutually exclusive. Funds that we have expended in applying for grants, loans and forgivable loan programs will likely be a loss, unless we can transfer those benefits as a result of any acquisition, merger, or investment we enter into, which is not likely. Any benefits we may have already received may have to be repaid because we no longer plan to complete construction of our plant.

Critical Accounting Estimates

          Management uses estimates and assumptions in preparing our financial statements in accordance with Generally Accepted Accounting Principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates include long-lived asset and assets held for sale impairment analysis.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          The Company is not required to provide the information required by this item because it is a smaller reporting company.

Item 4T. Controls and Procedures

          Our management, including our Chief Executive Officer (the principal executive officer) Charles Sand, along with our Chief Financial Officer (the principal financial officer) Dallas Thompson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting discussed below.

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

Changes in Internal Control over Financial Reporting

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended April 30, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          We did not sell any membership units during the three months ended April 30, 2009. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended April 30, 2009.

Net Proceeds	$31,782,000	(1)
Capital Expenditures and Construction Related Costs	(11,259,000)
Project Development Costs	(1,662,000	)(2)

Balance	$18,861,000

(1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

(2) This amount only reflects the funds we have expended as of April 30, 2009 on project development costs and does not include the approximately $1,295,000 we have received from interest on investments. The amount we have received from interest has offset the amount we expended, as reflected on our statement of cash flows and in the table “Estimated Use of Proceeds” above.

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date	June 15, 2009	/s/ Charles Sand

Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 15, 2009	/s/ Dallas Thompson

Dallas Thompson
Treasurer and Chief Financial Officer