Form 10-Q
period 2009-07-31
Soy Energy, LLC
filed 2009-09-14
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2009

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

                    ☐ Yes           ☒ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of September 14, 2009, we had 33,018 units outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Balance Sheets

ASSETS	July 31, 2009	October 31, 2008

	(Unaudited)
Current Assets
Cash and equivalents	$20,114,626	$20,803,450
Accrued interest receivable	8,155	30,575
Prepaid expenses	7,079	38,545

Total current assets	20,129,860	20,872,570

Equipment
Equipment	8,873	8,873
Accumulated depreciation	(3,823)	(2,492)

Net equipment	5,050	6,381

Assets held for sale	3,557,061	3,557,061

Total Assets	$23,691,971	$24,436,012

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$158,784	$442,825
Accrued expenses	11,069	7,909

Total current liabilities	169,853	450,734

Members’ Equity
Member contributions, 33,018 units outstanding	31,031,572	31,031,572
Deficit accumulated during development stage	(7,509,454)	(7,046,294)

Total members’ equity	23,522,118	23,985,278

Total Liabilities and Members’ Equity	$23,691,971	$24,436,012

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008

	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
General and administrative	59,461	90,644
Professional fees	200,724	268,013
Impairment expense	—	1,920,000

Total operating expenses	260,185	2,278,657

Operating Loss	(260,185)	(2,278,657)

Other Income
Interest income	25,449	122,674

Total other income	25,449	122,674

Net Loss	$(234,736)	$(2,155,983)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,710

Net Loss Per Unit - Basic and Diluted	$(7.11)	$(63.96)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008	From Inception (December 15, 2005) to July 31, 2009

	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
General and administrative	183,389	204,213	851,066
Professional fees	404,374	434,001	1,071,440
Impairment expense	—	5,920,000	6,922,625

Total operating expenses	587,763	6,558,214	8,845,131

Operating Loss	(587,763)	(6,558,214)	(8,845,131)

Other Income
Interest income	124,603	514,890	1,322,653
Other income	—	—	13,024

Total other income	124,603	514,890	1,335,677

Net Loss	$(463,160)	$(6,043,324)	$(7,509,454)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,749	20,481

Net Loss Per Unit - Basic and Diluted	$(14.03)	$(179.07)	$(366.65)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008	From Inception (December 15, 2005) to July 31, 2009

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(463,160)	$(6,043,324)	$(7,509,454)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	1,331	1,330	3,823
Impairment of long-lived assets	—	5,920,000	6,922,625
Write off of construction services related to terminated agreement	—	—	50,000
Write off of loan commitment fees	—	25,000	25,000
Non-cash interest income	—	(30,000)	(30,000)
Changes in operating assets and liabilities:
Accrued interest receivable	22,420	(16,684)	(8,155)
Prepaid expenses	31,466	(39,341)	(7,079)
Accounts payable	(88,930)	303,560	158,784
Accrued expenses	3,160	8,699	11,069

Net cash (used for) provided by operating activities	(493,713)	129,240	(383,387)

Cash Flows from Investing Activities
Capital expenditures	(195,111)	(2,330,397)	(10,783,559)
Proceeds from disposal of property and equipment	—	1,200,000	1,725,000
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	3,300,000	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	—	(100,000)	(1,950,000)
Proceeds from maturing certificates of deposit	—	1,950,000	1,950,000

Net cash (used for) provided by investing activities	(195,111)	4,019,603	(11,258,559)

Cash Flows from Financing Activities
Loan commitment fees	—	—	(25,000)
Members’ contributed capital	—	—	31,968,000
Payments for offering costs	—	(6,329)	(186,428)

Net cash (used for) provided by financing activities	—	(6,329)	31,756,572

Net (Decrease) Increase in Cash and Equivalents	(688,824)	4,142,514	20,114,626

Cash and Equivalents at Beginning of Period	20,803,450	16,244,811	—

Cash and Equivalents at End of Period	$20,114,626	$20,387,325	$20,114,626

Supplemental Cash Flow Information
Capitalized interest paid	$—	$—	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress included in accounts payable	$—	$101,131	$—

Construction-in-progress applied against design services deposit	$—	$48,675	$963,675

Design services deposit applied against accounts payable to related party	$—	$431,696	$431,696

Property and equipment returned for member units	$—	$750,000	$750,000

Property and equipment reclassified to assets held for sale	$—	$—	$3,557,061

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of July 31, 2009 and the results of operations and cash flows for all periods presented.

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was originally organized to develop, own and operate a production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of July 31, 2009, the Company is in the development stage. However, given the current downturn in the economy and market conditions, management determined in October 2008 that obtaining financing to construct the plant would not likely be feasible. On July 29, 2009, the Company entered into an Asset Purchase Agreement and a Unit Purchase Agreement (Agreements) to acquire an existing biodiesel facility from Freedom Fuels LLC (Freedom Fuels), currently a debtor in possession in bankruptcy in Mason City, Iowa.

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

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

Long-lived assets, such as property and equipment, and other long-term intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Management has determined that the projected future undiscounted cash flows for assets held for sale exceed their carrying value at July 31, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made assumptions concerning the future of the renewable fuels industry and the potential uses of the property. Given the uncertainties in the renewable fuels industry, should management be required to adjust the carrying value of these assets at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Financial Instruments

The Company believes the carrying value of cash and cash equivalents approximate fair value.

Subsequent Events

The Company has evaluated subsequent events through September 14, 2009, the date which the financial statements were available to be issued.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This new accounting standard was adopted for our financial statements as of and for the three months ending July 31, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), Subsequent Events. SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new accounting standard was adopted for our financial statements as of and for the three months ending July 31, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

2. LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company has determined it is not currently feasible to build a biodiesel facility with the available cash on hand. On July 29, 2009, the Company entered into Agreements to acquire substantially all of the assets of Freedom Fuels, LLC, currently a debtor in possession in bankruptcy. The Company’s current cash reserves are sufficient to fund operations without additional financing through 2010 if it does not purchase the existing biodiesel facility. The Company is working to secure financing to complete the acquisition of the biodiesel facility without which the Company will not close on the Agreements.

The Company may return a portion of the equity proceeds, net of any outstanding obligations to its members, if it does not invest in a biodiesel facility, which amount would be less than members’ original investment.

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

July 31, 2009

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the quarter ended July 31, 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets measured at fair value on a recurring basis.

		Fair Value Measurement Using
	Fair Value as of July 31, 2009
		Level 1	Level 2	Level 3

Cash equivalents	$16,790,339	$16,790,339	$—	$—

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

Amounts included in assets held for sale are as follows:

	July 31, 2009	October 31, 2008*

Land	$250,262	$250,262
Equipment	3,306,799	3,306,799

	$3,557,061	$3,557,061

* Derived from audited financial statements

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2009

5. ACQUISITION OF FREEDOM FUELS, LLC

Asset Purchase Agreement

On July 29, 2009, the Company entered into an Asset Purchase Agreement with Freedom Fuels pursuant to which the Company will acquire substantially all of Freedom Fuels' assets and thereafter operate the biodiesel facility currently owned by Freedom Fuels, an assignment agreement assigning to Freedom Fuels all of the Company's right, title and interest in the debtor in possession loans and an assignment agreement assigning to Freedom Fuels all of the Company's right, title and interest in the dividend cash flow note in exchange for $9,000,000 in cash (the "Transaction"). The Company shall not assume or be liable for any liabilities of Freedom Fuels.

The closing of the Transaction contemplated by the Asset Purchase Agreement is conditioned upon the receipt of certain regulatory approvals. Freedom Fuels has filed a voluntary bankruptcy petition under Chapter 11 of Title 11 of the United States Code and closing of the Transaction is conditioned upon approval and confirmation from the Bankruptcy Court of Freedom Fuels’ plan of reorganization, which will include the Transaction. Closing on the Asset Purchase Agreement also requires that the Company obtain certain additional financing which the Company is currently seeking.

The Company and Freedom Fuels anticipate the Transaction will close no later than December 31, 2009, and either party may elect to terminate the Asset Purchase Agreement after that date, or either party may extend the Asset Purchase Agreement for an additional 90 days, or such longer time as the parties may mutually agree. In the event the Asset Purchase Agreement is terminated by Freedom Fuels or the Company due to the sale of or agreement to sell substantially all of Freedom Fuels’ assets to a third party within twelve months of the date, and the sale price equals or exceeds $9,750,000, the Company will be paid a fee equal to $750,000 from the proceeds of the transaction. Freedom Fuels may not sell substantially all of its assets to a third party for a purchase price less than $9,750,000. Any payment not promptly made at the closing of the sale to the third party shall accrue interest at Citibank's Prime Lending Rate plus 2% commencing the date such Termination Fee became due.

Unit Purchase Agreement

On July 29, 2009, the Company entered into a Unit Purchase Agreement (the "UPA") with New Equity, LLC (New Equity) pursuant to which the Company will issue 8,254 membership units of the Company to New Equity, which will represent a 20% ownership interest in the Company after the issuance in consideration for a note for $2,000,000 called the dividend cash flow note and debtor in possession financing New Equity provided to Freedom Fuels while in bankruptcy. The dividend cash note will require New Equity to repay the note with distributions from the Company. The repayment schedule requires that after the first $1,000,000 of distributions, 50% of the distributions New Equity receives thereafter will be remitted back to the Company until the note is repaid. The dividend cash flow note does not bear interest.

Closing on the UPA is conditioned upon the Company obtaining its members' approval of amendments to its Operating Agreement to provide for New Equity to appoint four directors to the Company's Board of Directors, subject to certain conditions and limitations, and upon closing of the Asset Purchase Agreement. If the closing on the UPA has not occurred by March 15, 2010, either party may terminate the UPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

          We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month and nine-month periods ended July 31, 2009. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2008.

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

•	Overcapacity within the biodiesel industry;

•	Our ability to obtain member approval and regulatory consent required to acquire substantially all of Freedom Fuels’ assets;

•	Our ability to obtain debt financing to modify Freedom Fuels’ existing biodiesel plant so that it can process corn oil;

•	Our ability to close the transaction to acquire substantially all of Freedom Fuels’ assets;

•	Availability and costs of feedstock, particularly soy oil, animal fats and corn oil;

•	Changes in the price and market for biodiesel and glycerin;

•	Changes in our business strategy, capital improvements or development plans;

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

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business;

•	Our potential liability resulting from future litigation;

•	General economic conditions;

•	Existence of and changes and advances in biodiesel production technology allowing us to profitably process corn oil by attaching a module to Freedom Fuels’ plant;

•	Continued imposition of tariffs;

•	Competition from other alternative fuels; and

•	Other factors described elsewhere in this report.

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

Overview

          Soy Energy, LLC was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We anticipated constructing a biodiesel plant with a production capacity of 15 million gallons per year using technology provided by Best Energies, Inc. (“Best Energies”) in Marcus, Iowa. However, given the current downturn in economic and market conditions, combined with Best Energies’ inability to make a $5,000,000 equity contribution, Management determined in October 2008 that obtaining the financing to construct our plant would not likely be feasible. Consequently, Management began exploring its options to acquire, invest in or merge with a company that owns a constructed biodiesel plant and decided to purchase certain assets of Freedom Fuels, LLC, an Iowa limited liability company currently in Chapter 11 bankruptcy. Currently, our principal place of business is located at P.O. Box 663, 222 N. Main St., Marcus, Iowa 51035.

          Because we no longer plan to construct our plant, any funds we have expended in our construction and plant development efforts were deemed a loss. From our inception to July 31, 2009, we have incurred accumulated losses of approximately $7,509,000. Since we have not commenced any operations, we do not yet have comparable income, production or sales data.

          On July 29, 2009, we entered into an Asset Purchase Agreement (“APA”) with Freedom Fuels, LLC, an Iowa limited liability company and debtor in possession (“Freedom Fuels”) pursuant to which we will acquire substantially all of Freedom Fuels’ assets free and clear of all liens, claims and interests and thereafter operate the biodiesel production facility currently owned by Freedom Fuels in exchange for $9,000,000 in cash, an assignment agreement assigning to Freedom Fuels all of our right, title and interest in the debtor in possession loans and an assignment agreement assigning to Freedom Fuels all of the our right, title and interest in the dividend cash flow note of $2 million issued by New Equity, LLC to us (the “Transaction”). The key agreements governing the Transaction are described in further detail below.

Asset Purchase Agreement

          Pursuant to the APA, we will acquire substantially all the assets of Freedom Fuels, including without limitation, all inventory and tangible personal property used in Freedom Fuels’ business, all intellectual property, deposits and all rights of Freedom Fuels under its contracts that we assume. We will not be assuming any liabilities arising out of or relating to any aspect of Freedom Fuels’ business on or before the closing date of the Transaction, which shall be no later than 3 business days following satisfaction of the various conditions to closing.

          Among other conditions, the closing of the Transaction is conditioned upon the receipt of certain regulatory approvals and approval and confirmation from the Bankruptcy Court of Freedom Fuels’ plan of reorganization, which will include the Transaction. Our obligation to close the Transaction is also conditioned on us obtaining a small business loan in the amount of $4 million and obtaining a $10 million USDA loan guarantee and a loan in the approximate amount of $7 million to construct and operate a corn oil pretreatment facility that will enable Freedom Fuels’ plant to process and refine feedstocks other than soy oil, such as crude corn oil. Further, unless a majority of our unit holders approve the APA and the transactions contemplated therein, we are not obligated to consummate the Transaction.

          According to the APA, pending closing of the Transaction, Freedom Fuels shall conduct its business only in the ordinary course and it shall use commercially reasonable efforts to preserve its present business operations. Freedom Fuels shall also use its best efforts to obtain approval of the APA by the Bankruptcy Court. Freedom Fuels’ plan of reorganization was filed with the Bankruptcy Court for the Northern District of Iowa on September 11, 2009 providing for the Transaction shortly. We can terminate the APA if there has been a material adverse effect to the business of Freedom Fuels or if Freedom Fuels has breached or failed to perform any of its representations or warranties as set forth in the APA and such breach or failure to perform are not timely cured. Finally, either party may terminate the APA if the Transaction does not close by December 31, 2009. This termination date may be extended by either party for a maximum of 90 days, as long as the sole reason for closing not having occurred is that required governmental approvals have not been approved. The parties may also mutually agree to extend the closing date.

Unit Purchase Agreement

          On July 29, 2009 we entered into a Unit Purchase Agreement with New Equity, LLC, an Iowa limited liability company (the “UPA”) pursuant to which we will issue 8,254 of our membership units to New Equity, representing a 20% ownership interest in Soy Energy, LLC. New Equity, LLC is comprised of 19 members of Freedom Fuels.

          New Equity has been designated as the Freedom Fuels Debtor In Possession Lender in the plan of reorganization of Freedom Fuels to be filed with the Bankruptcy Court. New Equity and Freedom Fuels have entered into a loan agreement and promissory note for New Equity to make advances to Freedom Fuels up to $1,000,000 (the “Debtor In Possession Loan”). Pursuant to this loan agreement, New Equity will pay to BANKFIRST, Freedom Fuels’ senior lender, cash in an amount equal to $1,000,000, less all advances actually made to Freedom Fuels by New Equity.

          As consideration for the units issued under the UPA, New Equity will: assign to us all of its interest in the Debtor In Possession Loan and provide us with a promissory note for $2,000,000 (the “Dividend Cash Flow Note”). The Debtor In Possession Loan and the Dividend Cash Flow Note will be assigned to Freedom Fuels as a part of the APA. The UPA anticipates the units will be issued through a private placement and we will prepare an offering document to be presented to New Equity no less than two weeks prior to closing of the UPA. Closing of the UPA is conditioned upon New Equity’s review of the offering documents, and upon the Bankruptcy Court’s approval of the APA.

          Both parties have made customary representations, warranties and covenants in the UPA. The closing of the UPA is conditioned upon us obtaining our members’ approval of amendments to our Operating Agreement to provide for New Equity to appoint four directors to our board of directors and to issue our units to New Equity. The closing of the UPA is also conditioned upon closing of the APA and if the closing on the UPA has not occurred by March 15, 2010, either party may terminate the UPA.

Liquidity and Capital Resources

          Plan of Operations

          We expect to spend the next 12 months focused primarily on obtaining government and member approval, filing the necessary reports with the Securities and Exchange Commission, obtaining the requisite debt financing, and closing on an acquisition of substantially all the assets of Freedom Fuels, LLC, and modifying the biodiesel facility to incorporate corn oil as a feedstock. There can be no assurance that we will obtain the necessary member or regulatory approval or debt financing required to close the Transaction.

          Of the $30,668,000 we raised in equity during our offering registered with the State of Iowa, we have total assets remaining of approximately $23,692,000 as of July 31, 2009, consisting primarily of approximately $20,115,000 of cash and equivalents and assets held for sale of approximately $3,557,000. We are currently working to sell the assets held for sale, which include two boilers and three centrifuges, which were acquired in our earlier efforts to construct a biodiesel plant.

          Sources and Uses of Funds

          Below is a table showing our sources of funds and our estimated use of proceeds assuming we are able to successfully close the Transaction, although we have not obtained member or regulatory approval in this regard.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount

Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Partial Construction of a Biodiesel Facility in Marcus, Iowa and Continuing Administrative Costs	11,859,000	(2)
Proceeds required to purchase substantially all of Freedom Fuels’ assets	$9,000,000	(3)

Estimated proceeds remaining for start-up of Freedom Fuels’ plant and related expenditures	$10,923,000	(4)

          (1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

          (2) We believe these amounts represent a reasonable estimate of the proceeds we used as of July 31, 2009 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa plus ongoing administrative costs we have associated with operating our business until an acquisition, investment or merger with another company is closed.

          (3) This amount assumes that the Transaction closes and we obtain the numerous approvals required.

          (4) This number is our current cash and equivalents, less our accounts payable. If we sell some of the assets we have held for sale, then this will increase the proceeds remaining to invest in or merge with another company. Additionally, this figure does not include the debt financing that we intend to obtain.

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we needed to complete construction of the plant. Upon completing approximately 10% of the construction of our biodiesel plant in October 2008, Management determined that it would not likely be feasible to complete construction of the biodiesel plant due to current economic conditions and our lack of financing. We may be unable to sell the site and the construction completed at a profit, or at all. Due to the significant changes we made to our project, we recorded an impairment charge during our year ended October 31, 2008 in the value of constructed and construction in process assets of approximately $6,923,000, a portion of which is from the site we purchased.

          Freedom Fuels’ biodiesel plant is located in Mason City, Iowa and has a capacity of 30 million gallons per year. The plant site is subject to two mortgages held by BankFirst both of which will be released pursuant to the plan of reorganization to be filed by Freedom Fuels. Thus, it is expected that we will obtain Freedom Fuels’ plant site free and clear of all liens.

Plant Construction and Start-Up of Plant Operations

          Plant Construction Activity

          Construction of the plant in Marcus, Iowa was approximately 10% complete when Management determined completion of the construction was no longer feasible. In October 2008 we terminated our agreement with Best Energies because it notified us it was no longer able to commit a $5,000,000 equity contribution to the project. As a result of this and the current economic downturn, Management determined that obtaining financing to complete construction was not likely feasible and began exploring its options to acquire, invest in, or merge with a company that owns a constructed biodiesel plant. Consequently, we recently executed an Asset Purchase Agreement with Freedom Fuels, LLC for its biodiesel plant in Mason City, Iowa. Freedom Fuels’ plant was operational and produced approximately 20 million gallons of biodiesel before Freedom Fuels filed for bankruptcy.

          Permitting and Costs and Effects of Compliance with Environmental Laws

          We anticipate that all the permits of Freedom Fuels’ current biodiesel plant will be transferred to us. We may need to obtain additional permits for the module we intend to attach to the plant to enable us to process corn oil; however, we are yet to apply for any such permits at this time and we can provide no assurance or guarantees that we will obtain such permits.

          Feedstock Procurement and Sale of Biodiesel

          We anticipate obtaining corn oil for processing at the biodiesel plant we intend to acquire from ethanol plants situated nearby. We have had preliminary discussions with numerous ethanol plants but have only reached non-binding and informal understandings in this regard. We are yet to enter into any contracts with any entity to supply us with corn oil.

          We anticipate entering into an agreement with a biodiesel marketer to sell the biodiesel produced at the plant we intend to acquire. We are currently discussing marketing arrangements with several different marketers, but are yet to enter into any definitive agreements in this regard. We anticipate that any biodiesel marketing contract we may enter into will require that we will be paid for the biodiesel upon shipment from the plant, thus limiting our risk. However, we have not entered into an agreement with any biodiesel marketer, and we may not be able to enter into such an agreement on favorable terms or at all.

          Freedom Fuels’ biodiesel plant

          Freedom Fuels’ plant is designed to run on soybean oil. Since the plant was not profitable processing soybean oil, we intend to attach a module on the front end of the plant to enable the plant to also process corn oil. This corn oil module is expected to cost approximately $7 million dollars and we intend to obtain debt financing for this project. We are in the process of applying for a USDA loan guarantee in connection with obtaining this debt financing; however, we may be unable to obtain the debt financing or the loan guarantee and this may hinder our ability to purchase the necessary equipment. It is expected that construction and installation of the corn oil module shall take between six to eight months. We are yet to definitively decide which design-builder will construct the corn oil module.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

          Freedom Fuels was not profitable and it therefore filed for bankruptcy protection. While we anticipate that the corn oil module will improve profit margins of the plant that we intend to acquire, given the numerous industry-wide factors that affect the operation of biodiesel plants and their financial performance, we cannot provide any assurances that the plant will become profitable under our management. We expect to require debt financing in the approximate amount of $7 million for construction and installation of the corn oil module; however, given our lack of operational history and adverse industry conditions, we cannot provide any guarantee or assurances that we will obtain this debt financing. These factors include, but are not limited to, the available supply and cost of feedstock from which the biodiesel and glycerin will be processed; dependence on a biodiesel marketer and glycerin marketer to market and distribute our products; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; the cost of complying with extensive environmental laws that regulate the biodiesel industry; the risk of decreased demand from European markets; and the biodiesel industry’s lack of market share and instability in the renewable fuels industry as a whole. If we are unable to obtain the requisite debt financing, we will not be obligated to close the Transaction.

          We anticipate our revenues from the biodiesel plant that we intend to acquire will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of our revenues. Although the price of diesel fuel has increased over the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market biodiesel, which could result in the loss of some or all of the value of our units. Further, if the supply of biodiesel increases from new biodiesel plants scheduled to begin production or from current plants beginning to operate at larger percentages of their capacities, then we do not expect current biodiesel prices to be sustainable in the long term and the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

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

          In addition, demand could be depressed as a result of anti-dumping and anti-subsidy tariffs imposed by the European Commission on all biodiesel produced in the United States. On March 12, 2009 the European Commission applied temporary tariffs on imports of biodiesel from the United States, while it continues to investigate the evidence of unfair subsidies and dumping of United States biodiesel imports into the European Union. These tariffs went into effect March 13, 2009. In July 2009, the European Commission decided to extend these tariffs beyond their initial July 2009 expiration date until 2014. Our product will likely face increased competition for sales of its biodiesel and international demand for its product will likely decrease as a result of these tariffs. If demand for biodiesel continues to decline, this could have a negative effect on the ability of Freedom Fuels’ plant we intend to acquire to operate profitably.

          We expect that our results of operations if the Transaction is consummated will benefit from federal and state biodiesel supports and tax incentives. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the Volumetric Ethanol Excise Tax Credit (“VEETC”), and the RFS, as amended by the Energy Independence and Security Act of 2007 (the “Energy Independence Act”). The VEETC creates a tax credit of $1.00 per gallon of biodiesel blended with petroleum diesel, but is set to expire on December 31, 2009. The amended RFS requires the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The RFS further requires at least 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, the EPA recently issued preliminary findings that soy-based biodiesel fails to meet targets for reducing greenhouse emissions, as required under the RFS. The RFS requires that biodiesel reduce greenhouse gas emissions by 40 to 50% when compared to conventional diesel in order to count towards the RFS mandate. The EPA found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. Biodiesel produced from animal fats were found to meet this greenhouse gas emissions reduction requirement. Thus, Management anticipates there may be increased demand for biodiesel produced from animal fats in order to contribute to the RFS mandate. There can be no assurance, however, that demand for biodiesel will be increased by the RFS, as amended by the Energy Independence Act. It is already estimated that national biodiesel production capacity far exceeds the 2012 biodiesel and biomass-based diesel use RFS mandate. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the RFS. We also anticipate that the majority of the renewable fuels utilized to satisfy the RFS will be primarily satisfied by corn-based ethanol and other types of ethanol, including cellulose-based ethanol.

Quarterly Financial Results

          At July 31, 2009, we had total assets of approximately $23,692,000 consisting primarily of cash and equivalents and assets held for sale. At July 31, 2009, we had current liabilities of approximately $170,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at July 31, 2009, was approximately $23,522,000. Since our inception, we have generated no revenue from operations. For the three months ended July 31, 2009, we had a net loss of approximately $235,000.

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

Debt Financing

          In October 2008, Management determined it would not likely be feasible to obtain the necessary debt financing to complete construction of our biodiesel plant. We therefore entered into the APA with Freedom Fuels to purchase substantially all its assets including its biodiesel plant in Mason City, Iowa. Closing of the Transaction is conditioned on us obtaining debt financing to allow us to attach a module on the front end of the plant to enable the plant to run on corn oil.

Grants and Government Programs

          Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We intend to apply for a USDA loan guarantee to assist us in obtaining the debt financing necessary to construct and install a corn oil module on Freedom Fuels’ plant that we intend to acquire. We can offer no assurances or guarantees that we will obtain the loan guarantee or that it will be of the amount that we desire.

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

Item 4T. Controls and Procedures

          Our management, including our Chief Executive Officer (the principal executive officer) Charles Sand, along with our Chief Financial Officer (the principal financial officer) Dallas Thompson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting discussed below.

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

Changes in Internal Control Over Financial Reporting

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended July 31, 2009 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          We did not sell any membership units during the three months ended July 31, 2009. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended July 31, 2009. The following table sets forth our approximate use of proceeds until the present time:

Net Proceeds	$31,782,000	(1)
Capital Expenditures and Construction Related Costs	(11,259,000)
Project Development Costs	(1,923,000	)(2)

Balance	$18,600,000

(1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

(2) This amount only reflects the funds we have expended as of July 31, 2009 on project development costs and does not include the approximately $1,323,000 we have received from interest on cash and equivalents and investments. The amount we have received from interest has offset the amount we expended, as reflected on our statement of cash flows and in the table “Estimated Use of Proceeds” above.

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

SOY ENERGY, LLC

Date:	September 14, 2009	/s/ Charles Sand

Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2009	/s/ Dallas Thompson

Dallas Thompson
Treasurer and Chief Financial Officer