Form 10-K
period 2009-10-31
Soy Energy, LLC
filed 2010-01-29
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2009

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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

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
☐Yes ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant at January 29, 2010, was $31,183,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the most recent offering price of our units.

As of the date of this filing, there are 33,018 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AVAILABLE INFORMATION

          Our website address is http://www.soyenergyllc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), are available, free of charge, on our website under the link “SEC Information for Investors,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this annual report on Form 10-K.

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

          On July 29, 2009, we entered into an Asset Purchase Agreement with Freedom Fuels, LLC, an Iowa limited liability company which was in Chapter 11 bankruptcy and owned a biodiesel plant in Mason City, Iowa (“Freedom Fuels”) pursuant to which we would acquire substantially all of Freedom Fuels’ assets free and clear of all liens, claims and interests and thereafter operate the biodiesel production facility currently owned by Freedom Fuels in exchange for $9,000,000 in cash, an agreement assigning to Freedom Fuels all of our right, title and interest in the debtor in possession loans and an agreement assigning to Freedom Fuels all of the our right, title and interest in the dividend cash flow note of $2 million issued by New Equity, LLC to us. On the same day, we entered into a Unit Purchase Agreement with New Equity, LLC, an Iowa limited liability company (“New Equity’) pursuant to which we would issue 8,254 of our membership units to New Equity, representing a 20% ownership interest in Soy Energy, LLC. New Equity, LLC is comprised of 19 members of Freedom Fuels. New Equity was designated as the Freedom Fuels Debtor In Possession Lender in the plan of reorganization of Freedom Fuels filed with the Bankruptcy Court. As consideration for the units that were to be issued under the Unit Purchase Agreement, New Equity was to assign to us all of its interest in the Debtor In Possession Loan and provide us with a promissory note for $2,000,000. However, prior to closing on either of these agreements, Freedom Fuels transferred all of its assets to its bank and it is anticipated that these proceedings will transfer from a Chapter 11 voluntary bankruptcy to a Chapter 7 involuntary bankruptcy. Thus, we will be unable to close on the Asset Purchase Agreement with Freedom Fuels and we do not expect to close on the Unit Purchase Agreement with New Equity.

          We are currently in negotiations with Outsource Services Management, LLC (“OSM”) a Minnesota limited liability company, which is the agent for the bank group that has taken possession of Freedom Fuels’ assets, to enter into an asset purchase agreement for us to purchase the Mason City biodiesel plant from the bank. We have not executed any binding agreements with OSM, however, and we may never do so or may only be able to do so under terms unfavorable to Soy Energy. In the event we cannot negotiate an asset purchase agreement with OSM, we may be forced to abandon our business and ask our members to vote on dissolution of our company.

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

          Construction of the proposed 15 million gallon per year plant in Marcus, Iowa was approximately 10% complete when Management determined completion of the construction was no longer feasible. Although we believe that we will be able to sell our long-lived assets at their fair value, less estimated selling costs, we may not be able to sell them at a profit. If we do not sell these assets at a profit or at all, it may result in a material loss to the financial statements. Because we do not anticipate constructing the Marcus, Iowa plant, any funds we have expended in our construction and plant development efforts were deemed a loss. From our inception to October 31, 2009, we have incurred accumulated losses of approximately $7,696,000.

          To date, we have not generated any revenues and we do not anticipate generating any revenues unless we successfully purchase an existing biodiesel facility. Since we have not commenced any operations, we do not yet have comparable income, production or sales data.

Plan of Business Through the 2010 Fiscal Year

          Our fiscal year end is October 31 each year. We expect to spend the beginning of our 2010 fiscal year negotiating and entering into an asset purchase with OSM for the Mason City biodiesel plant, which was previously owned by Freedom Fuels, LLC, closing on the asset purchase agreement, installing equipment on the Mason City biodiesel plant to process corn oil and beginning our operations of the Mason City biodiesel plant. We anticipate that in the next twelve months we may need to obtain debt financing, which will likely be a part of our agreement with OSM. We have entered into an agreement with Eiler Capital Advisors, LLC (“ECA”) to act as our outside consultant in placing any debt financing we may need to obtain in relation to our installation of the feedstock processing equipment at the Mason City plant. Under our agreement with ECA, we will pay a non-refundable advisory fee of $10,000 and a monthly advisory fee of $5,000 until the expiration of the agreement (which has a term of six months), the closing of the transaction, or upon written notice of termination by us. Additionally, a debt placement fee of 1% of the total amount of committed debt shall be paid, however, all advisory fees paid will be credited against the debt placement fee. We do not anticipate raising additional equity capital in the next 12 months. However, in the event our equity reserves are not adequate to continue or recommence operations of the Mason City biodiesel plant we may be forced to do so. We expect our equity reserves will be adequate for the purchase of the Mason City biodiesel plant. Should we be unsuccessful in completing the purchase of the Mason City plant or in our operation of the plant, our project may fail and we may be dissolved. If we are dissolved, our assets will be distributed pursuant to our operating agreement.

Business of the Company

          Acquisition of Plant and Equipment

          Approximately 10% of the construction of the Marcus biodiesel plant was completed before we suspended construction. Should we be unable to sell, or sell at a profit, the real estate and equipment we acquired for our biodiesel plant, we will experience additional losses.

          We anticipate purchasing the Mason City biodiesel plant for approximately $10,000,000 and installing feedstock processing equipment onto the plant for approximately $8,000,000, which will allow us to process biodiesel from corn oil and animal fats, in addition to the current capability of processing soybean oil.

          Principal Products and Their Markets

          The principal products of biodiesel plants are biodiesel and crude glycerin. We anticipate that the front end equipment we plan to install on the Mason City biodiesel plant will make it multi-feedstock capable – meaning we will be able to process many types of vegetable oil and animal fats.

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

Co-product

          Glycerin is the primary co-product of biodiesel production. Glycerin is produced at a rate of approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that make it suitable for use in a wide variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin has many applications, including as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs, and food products. In addition, new uses for glycerin are frequently being discovered and developed. The crude glycerin produced by most biodiesel plants, however, is not suitable for use in pharmaceutical products without further processing. We do not anticipate that the Mason City plant will have the capabilities to refine glycerin into technical or pharmaceutical quality glycerin.

Biodiesel Markets

          The ability to market biodiesel is heavily dependent upon the price of petroleum-based diesel fuel as compared to the price of biodiesel, in addition to the availability of economic incentives to produce biodiesel.

          Biodiesel is frequently used as fuel in transport trucks, ships, trains, in farming activities and in many government vehicles. According to the United States Department of Energy, the United States consumes approximately 60 billion gallons of diesel fuel annually. The National Biodiesel Board estimates that during 2008, United States’ production of biodiesel was approximately 700 million gallons. Biodiesel has been identified as a potentially good substitute for diesel fuel in underground mining operations because it burns cleaner and leads to less air pollution, a feature that is very important in confined places such as mines. Further, biodiesel may be safer to handle in a mine setting where fire can be disastrous. Additional market increases might occur as a result of growing environmental concerns by American consumers as well as an increased awareness of energy security and the United States’ ability to supply its own fuel needs. However, biodiesel still only accounts for a very small percentage of the diesel fuel market as a whole. The biodiesel industry will need to continue to grow demand in order to sustain the price of biodiesel into the future.

Wholesale Market/ Biodiesel Marketers

          Most biodiesel is sold on the wholesale market and we anticipate this will be the case with the Mason City plant. Biodiesel marketers sell most biodiesel directly to fuel blenders. Fuel blenders purchase B100 and B99.9 biodiesel, and mix it with petroleum-based diesel. The fuel blenders actually deliver the final product to retailers.

          There are only a few wholesale biodiesel marketers in the United States. Three examples are World Energy in Chelsea, Massachusetts; Eco-Energy, Inc. in Franklin, Tennessee; and Renewable Energy Group, Inc. in Ames, Iowa. These companies use their existing marketing relationships to market the biodiesel of individual plants to end users for a fee. We previously entered into an agreement with Eco-Energy to market our biodiesel when we still anticipated building our own biodiesel plant, but we have since terminated that agreement on the determination that it is not feasible for us to obtain the financing necessary to build our own plant. We have not entered into an agreement for a marketer at the Mason City plant, and we may be unable to do so or may only be able to enter into an agreement on terms unfavorable to Soy Energy.

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

          With greater consumer awareness of renewable fuels, the availability of biodiesel may increase in the future. However, substantial investments required for these infrastructure changes and expansions may not be made or they may not occur on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for biodiesel, impede our delivery of biodiesel, impose additional costs on us or otherwise have a material adverse effect on the results of operations or financial position of the Mason City plant. The biodiesel industry that our business intends to be involved in is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

          Distribution of Principal Products

          We entered into a marketing agreement, when we still anticipated constructing our own plant, with Eco-Energy, Inc. of Franklin, Tennessee (Eco-Energy) to market our glycerin. We have since terminated that agreement on the determination that it is not feasible for us to obtain the financing necessary to build our own plant. We do not have an agreement for a glycerin marketer or a biodiesel marketer for the Mason City plant and we may be unable to enter into such an agreement, or may only be able to enter into an agreement on less favorable terms than we had with Eco-Energy.

          The Mason City plant is served by the Iowa Traction Railroad, which connects to the Iowa, Chicago and Eastern Railroad and Union Pacific Railroad. We do not anticipate having a written agreement with the Iowa Traction Railroad, however, we will begin to negotiate our relationship with them only after the purchase of the plant from OSM is complete.

          New Products or Services

          We do not anticipate introducing any new products or services during our current fiscal year.

          Our Primary Competition

          Biodiesel is a relatively uniform commodity where competition in the marketplace is predominantly based on price, consistent quality, and to a lesser extent delivery service. We will compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of these companies may be able to produce biodiesel in a more efficient manner than the Mason City plant. We will face competition for capital, labor, management, feedstock and other resources. Competitors may have greater resources than us. Further, some of our competitors can produce pharmaceutical or technical grades of glycerin which may expand the market for the glycerin they produce.

          According to United States Department of Agriculture, the final estimates as of January 12, 2010, for the United States soybean crop harvested in the fall of 2009 was approximately 3.361 billion bushels, the largest on record. This is up from the soybean crop harvested in the fall of 2008 of approximately 2.959 billion bushels.

          Since soybeans are an agricultural product, seasonal changes can affect the soybean yield. If fewer soybeans were produced in any given year, the biodiesel industry could face significant competition for soybean oil since a decrease in the soybean crop will likely lead to a comparable decrease in the supply of soybean oil.

          Further, in recent years the selling price of soybean oil has increased significantly. The average selling price for soybean oil for July 2007 was approximately $0.35 per pound. According to the USDA’s Oil Crops Outlook January 2009 report the June 2008 soybean oil price reached over $0.62 per pound. The prices have since come back down and the estimated price of soybean oil for the 2009/2010 crop year are expected to be between approximately 36.0 and 39.0 cents per pound.

          Due to volatile soybean oil prices, many biodiesel producers are exploring the use of corn oil as a feedstock for biodiesel production. One potential source of corn oil that can be used for biodiesel production is from ethanol producers who separate corn oil from the distillers grains they produce as a co-product of the ethanol production process. There are several ethanol production facilities located in Iowa. We entered into corn oil supply agreements with Little Sioux Corn Processors and Siouxland Ethanol, each of which is an ethanol production company, however; we have allowed these agreements to expire in connection with Management’s determination that it was not feasible for us to obtain the financing necessary to construct our own plant. We have been in discussions with several ethanol plants, however, about implementing corn oil supply agreements if we purchase the Mason City plant and begin operations. In addition, other biodiesel producers are considering the same option and competition for suppliers of corn oil may increase in the biodiesel industry. This competition may increase the selling price of corn oil which may make corn oil an unattractive option for biodiesel production in the future.

          Not only will we compete with other biodiesel producers in the purchase of feedstocks, but will also compete with other biodiesel producers in the sale of the biodiesel and glycerin they produce. We expect that additional biodiesel producers will continue to enter the market if the demand for biodiesel increases. When new producers enter the market, they will increase the supply of biodiesel in the market. If demand does not keep pace with additional supply, the selling price of biodiesel will likely decrease and we may be unable to operate the Mason City plant profitably. We believe that currently there may be a greater supply of biodiesel than current demand. Further, we believe many biodiesel producers are already operating at less than full capacity and some biodiesel producers have ceased production of biodiesel altogether. We may be forced to scale back production of biodiesel or cease producing biodiesel altogether should market forces dictate.

          The National Biodiesel Board reports that biodiesel production has steadily grown over the years. The National Biodiesel Board estimates that United States biodiesel production increased from approximately 75 million gallons of biodiesel in 2005 to an estimated 700 million gallons of biodiesel production in 2008. While the demand for biodiesel has steadily increased over the past several years, so has the number of biodiesel producers as well as the biodiesel production capacity of the biodiesel industry. Demand for biodiesel may not continue to increase, or it may increase at a slower pace than the increase in biodiesel supply. This could negatively affect the selling price of biodiesel.

          Biodiesel plants are operating or have been proposed in a total of at least 46 states. The National Biodiesel Board estimates that as of June 22, 2009, the most recent data available, there were 173 biodiesel plants actively producing biodiesel in the United States, one of which is planning to expand its operations to increase its annual production capacity. Additionally, 29 companies are in the planning stages or are constructing new biodiesel plants in the United States as of June 2009. We will likely compete with several biodiesel plants with capacity to produce significantly more biodiesel than such company will likely produce. These large biodiesel producers include

85 million gallon per year Archer Daniels Midland Co (ADM) canola-based plant in Velva, North Dakota; the 90 million gallon per year Green Earth Fuels multi-feedstock plant in Galena Park, Texas; the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington; the 100 million gallon per year multi-feedstock plant in Las Vegas, Nevada; and the 180 million gallon per year multi-feedstock RBF Port Neches plant in Port Neches, Texas. These large biodiesel producers may be able to realize economies of scale producing biodiesel that the Mason City plant will likely be unable to realize.

          Currently, according to the Iowa Renewable Fuels Association, there are 15 biodiesel plants in Iowa, including the Mason City plant. Iowa biodiesel production capacity is approximately 322.5 million gallons per year however, they have also reported that most plants are not currently operating due to the loss of the blenders credit. We will compete with other biodiesel producers in Iowa in the sale of biodiesel and glycerin. In addition, we will compete directly with other Iowa biodiesel producers for the procurement of feedstocks. Feedstock that is located in close proximity to a plant is the most cost effective as it results in less transportation costs. However, as biodiesel production increases in Iowa, it may increase demand for these feedstocks, which may require us to purchase feedstock from farther away, which could increase the transportation expenses and reduce revenues.

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

          We anticipate that other biodiesel plants in Iowa will be direct competitors for resources in addition to customers and raw materials. We anticipate Iowa plants will compete for capital, labor and management. These resources tend to be utilized from a local market, and additional strains placed on these resources by increased competition in Iowa could result in us being forced to expend additional funds on recruiting labor and management to relocate from other areas, which may in turn reduce our revenues.

          The following list produced by the National Biodiesel Board indicates the locations of current active plants in the United States as of January 19, 2010. Active plants are those companies that are actively producing biodiesel.

Commercial Biodiesel Production Plants (January 19, 2010)

Company	Address	City	State	Ann. Production Capacity	Feedstock	Start date	BQ9000
Allied Renewable Energy, LLC	2700 Ishkooda-Wenonah Road	Birmingham	AL	15,000,000	Soy	May-07
Eagle Biodiesel, Inc.	311 Edmonds Ave.	Bridgeport	AL	30,000,000	Multi Feedstock	Apr-07
N.A.B. Energy Group, Inc.	3155 Kendall Dr.	Florence	AL
Delta American Fuel, LLC	1305 Highway 20	Helena	AR	40,000,000	Multi Feedstock	Mar-09
Amereco Biofuels Corp	32105 West Salome Hwy	Arlington	AZ	15,000,000	Multi Feedstock	Sep-07
Environmental Development Group	8939 S Eisenhower Rd	Tucson	AZ	1,500,000	Recycled Cooking Oil	Aug-09
Grecycle Arizona, LLC	7800 S. Swan Rd.	Tucson	AZ	2,500,000	Yellow Grease	May-09
Performance Biofuels, LLC	3324 North San Marcos Place	Chandler	AZ	1,500,000	Recycled Cooking Oil	Dec-08
Baker Commodities		Los Angeles	CA	10,000,000	Multi Feedstock	Dec-10

Biodiesel Industries of Ventura, LLC	U.S. Naval Base Ventura, National Environmental Test Site	Port Hueneme	CA	3,000,000	Full Spectrum, including but not limited to yellow grease, jatropha & algae	Aug-09
Community Fuels	809-C Snedeker Ave.	Stockton	CA	10,000,000	Multi Feedstock	Jun-08
Crimson Renewable Energy, LP	17731 Millux Rd.	Bakersfield	CA	30,000,000	Multi Feedstock	3Q 2009
Eco Energy Biodiesel, Inc.	16350 Beaver Rd.	Adelanto	CA	1,000,000	Multi Feedstock	3Q 2009
Enviro Fuels Enterprises, LLC	302 N. Thorne	Fresno	CA			3Q 2009
Imperial Western Products	86600 54th Ave	Coachella	CA	8,000,000	Multi Feedstock	Oct-01	*
Manning Beef, LLC	9531 E Beverly Rd	Pico Rivera	CA		Tallow	3Q 2009
New Leaf Biofuel, LLC		San Diego	CA			Dec-08
Noil Energy Group	4426 East Washington Blvd	Commerce	CA	5,000,000	Multi Feedstock	2Q 2009
Promethean Biofuels Cooperative Corporation	27635 Diaz Rd	Temecula	CA	1,500,000	Multi-Feedstock	9/5/2009
Renewable Energy Products, LLC	12345 Lakeland Rd	Santa Fe Springs	CA	10,000,000	Multi Feedstock	Jul-08
Whole Energy Fuels		Pacifica	CA	3,000,000	Recycled Cooking Oil	2Q 2009
Wright Biofuels, Inc.	511 N Dillon Ave	San Jacinto	CA	5,500,000	Multi Feedstock	Sep-07
Yokayo Biofuels, Inc.	350 Orr Springs Road	Ukiah	CA	350,000	Recycled Cooking Oil	Apr-06
Hawaiian Islands Bioenergy, Inc.	18584 Longs Way, Unit C-2	Parker	CO	1,000,000	Multi Feedstock	May-09
BioDiesel One Ltd	102 west Center St.	Southington	CT	4,000,000	Recycled Cooking Oil	Feb-09
BioPur Inc.	93 Kasson Rd.	Bethlehem	CT	1,000,000	Multi Feedstock	Jul-06
Clayton	281 School Ln	Clayton	DE`	11,000,000	Multi-Feedstock	Jan-10
Agri-Source Fuels, Inc.	1495 US Hwy 301	Dade City	FL	10,000,000	Multi Feedstock	Oct-07
Smart Fuels, LLC	2404 North Hwy 441, Building 6	Fruitland Park	FL			3Q 2009
Southern Biodiesel Corporation	2423 SW 147th Ave, #344	Miami	FL			4Q 2009

Alterra Bioenergy of Middle Georgia, LLC	200 Tremon Rd	Gordon	GA	15,000,000	Multi Feedstock	Aug-07
Alterra Bioenergy of Plains Georgia, LLC	150 Jimmy Carter Industrial Dr	Plains	GA	30,000,000	Soy	4Q 2008
BullDog BioDiesel	4334 Tanner Church Rd	Ellenwood	GA	18,000,000	Multi Feedstock	Jan-08
Down to Earth Energy, Inc.	941 Monroe Jersey Rd	Monroe	GA	2,000,000	Multi Feedstock	Aug-09
ECO Solutions, LLC	234 Lowy Drive	Chatsworth	GA	25,000,000	Multi Feedstock	Aug-07
Middle Georgia Biofuels	330 Dewey Warnock Road	East Dublin	GA	1,500,000	Poultry Fat, Tallow	Apr-06
Peach State Labs	180 Burlington Road	Rome	GA		Soy	Jan-05	*
Perfect Circle Reneable Energy, LLC	1804 Briarcliff Rd	Atlanta	GA		Recycled Cooking Oil	Jul-09
Seminole Biodiesel	310 Commodore Industrial Blvd	Bainbridge	GA	10,000,000	Multi Feedstock	Jan-08
AGP	2753 Portnel Circle	Sergeant Bluff	IA	30,000,000	Soy	Aug-96	*
Cargill	602 Industrial Rd	Iowa Falls	IA	37,500,000	Soy	Jun-06	*
Central Iowa Energy, LLC	3426 East 28th St N	Newton	IA	30,000,000	Multi Feedstock	Apr-07	*
Energy Tec, LLC	233 Ave 92nd St	Maquoketa	IA	37,000		Sep-08
Iowa Renewable Energy, LLC	1701 East 7th Street	Washington	IA	30,000,000	Multi Feedstock	Jul-07	*
Maple River Energy, LLC	6081 159th St.	Galva	IA	5,000,000	Soy	May-09
Nova Biosource Clinton County	5640 44th Ave S.	Clinton	IA	10,000,000	Multi Feedstock	Apr-06
REG Ralston, LLC	1701 E. 7th Street	Ralston	IA	12,000,000	Multi Feedstock	2002	*
Riksch BioFuels, LLC	3187 320th Street	Crawfordsville	IA	10,000,000	Multi Feedstock	Dec-06
Sioux Biochemical, Inc.	140 19th Street SW	Sioux Center	IA	2,000,000	Corn, Soy	Dec-06
Western Dubuque Biodiesel	904 Jamesmeier Rd	Farley	IA	30,000,000	Crude or Refined Vegetable Oils	Aug-07	*
Western Iowa Energy, LLC	1220 S. Center Street	Wall Lake	IA	30,000,000	Multi Feedstock	Jun-06	*
BiofuelBox Corporation	2775 Neu Rd	American Falls	ID	1,000,000	Waste Vegetable Oil, Brown Grease	Feb-09
Blue Sky Biodiesel, LLC	423 Industrial Way	New Plymouth	ID	10,000,000	Soy	Jul-06
Pleasant Valley Biofuels, LLC	2775 Neu Rd, Suite B	American Falls	ID	1,500,000	Recycled Cooking Oil, Tallow	Aug-08
BioVantage Fuels, LLC	1201 Crosslink Parkway	Belvidere	IL	5,000,000	Multi Feedstock	3Q 2009

Blackhawk Biofuels, LLC	300 N. Anderson	Danville	IL	45,000,000	Multi Feedstock	Nov-08	*
Incobrasa Industries, Ltd.	540 E US Highway 24	Gilman	IL	31,000,000	Soy	Jan-07
Midwest Biodiesel Products, Inc.	7350 State Route 111	South Roxanna	IL	30,000,000	Multi Feedstock	May-07
Nova Biosource Seneca	614 Shipyard Road	Seneca	IL	60,000,000	Multi Feedstock	Apr-08	*
Stepan Company	22500 Millsdale Rd	Millsdale	IL	22,000,000	Multi Feedstock	Jan-01	*
Alternative Fuel Solutions, LLC	8380 N 200 W	Huntington	IN			3Q 2009
Integrity Biofuels	780 Industrial Drive	Morristown	IN	10,000,000	Soy	Aug-06
Kingsbury Energy Group, LLC	4575 Hupp Rd	La Porte	IN		Soy	Dec-08
Louis Dreyfus Agricultural Industries, LLC	7344 St Rd 15 S.	Claypool	IN	80,000,000	Soy	Jan-08	*
Emergent Green Energy	450 County Rd. C	Minneola	KS	2,000,000	Multi-Feedstock	Mar-09
Healy Biodiesel, Inc.	205 W. 1st St.	Sedgwick	KS	1,000,000	Recycled Cooking Oil	Jun-07
REG Emporia, LLC		Emporia	KS	60,000,000	Multi Feedstock	2Q 2010
Griffin Industries	1176 Bryan Griffin Rd	Butler	KY	1,750,000	Multi Feedstock	Dec-98	*
Owensboro Grain	1145 Ewing Rd	Owensboro	KY	50,000,000	Soy	Jan-08
REG New Orleans, LLC		New Orleans	LA	60,000,000	Multi Feedstock	2Q 2010
Vanguard Synfuels, LLC	737 Abe Hall Rd	Pollock	LA	12,000,000	Multi Feedstock	Apr-06
Baker Commodities		Billerica	MA	15,000,000	Multi Feedstock	Dec-10
Baystate Biofuels, LLC		North Andover	MA	10,000,000	Multi Feedstock	3Q 2009
Biofuels of New England, LLC	77 Parker St.	Newburyport	MA	300,000	Recycled Cooking Oil	Nov-08
MBP Bioenergy, LLC	527 Pleasant St.	Attleboro	MA	500,000	Recycled Cooking Oil	Nov-06
Eagle Creek Fuel Services, LLC	6630 Quad Ave	Baltimore	MD		Recycled Cooking Oil, Multi Feedstock	Aug-08
Greenlight Biofuels, LLC	11501 Progress Lane	Princess Anne	MD	4,000,000	Multi Feedstock	Oct-07
Michigan Biodiesel, LLC	700 Industrial Park Rd	Bangor	MI	10,000,000	Multi Feedstock	Jan-07
TPA Inc.	24855 Romano	Warren	MI	20,000,000	Multi Feedstock	Jul-08
Ever Cat Fuels, LLC	100 Isanti Parkway East	Isanti	MN	3,000,000	Multi Feedstock	Aug-09
FUMPA BioFuels	33361 County Rd 25	Redwood Falls	MN	3,000,000	Multi Feedstock	Dec-04

Minnesota Soybean Processors	121 Zeh Ave	Brewster	MN	30,000,000	Soy	Aug-05	*
AGP	900 Lower Lake Rd	St. Joseph	MO	29,900,000	Soy	Sep-07	*
American Energy Producers, Inc.		Carrollton	MO	50,000,000	Soy	4Q 2009
Global Fuels, LLC	13308 County Road 731	Dexter	MO	3,000,000	Multi Feedstock	Apr-07
Mid America Biofuels, LLC	410 S Jefferson	Mexico	MO	30,000,000	Soy	Dec-06	*
Paseo Cargill Energy, LLC	2334 Rochester Ave	Kansas City	MO	37,500,000	Soy, Animal Fats	Apr-08	*
Prairie Pride	17700 South T Highway	Deerfield	MO	30,000,000	Soy	Dec-07	*
Producers’ Choice Soy Energy LLC	607 Fowler Rd	Moberly	MO	5,000,000	Soy	Jun-09
Terra Bioenergy, LLC	5703 Stockyards Expressway	St. Joseph	MO	30,000,000	Multi Feedstock	4Q 2009
Delta Biofuels, Inc.	151 L E Barry Road	Natchez	MS	80,000,000	Multi Feedstock	May-07	*
GreenLight Biofuels, LLC	101 65th Ave	Meridian	MS			Mar-09
Scott Petroleum Corporation	942 North Broadway	Greenville	MS	20,000,000	Multi Feedstock	Oct-07	*
Earl Fisher Bio Fuels	3362 Cemetery RD	Chester	MT	250,000	Canola, Camelina, Safflower, Sunflower	Apr-08
Blue Ridge Biofuels	109 Roberts St.	Asheville	NC	1,000,000	Multi Feedstock	May-06
Foothills Bio-Energies, LLC	815-D Virginia St SW	Lenoir	NC	5,000,000	Multi Feedstock	Sep-06
Leland Organic Corporation	1901 Poplar St NE	Leland	NC	30,000,000	Multi Feedstock	Sep-08
Patriot Biodiesel, LLC	110 N Chimney Rock Rd	Greensboro	NC	1,500,000	Multi Feedstock	Dec-08
Piedmont Biofuels	220 Lorax Lane	Pittsboro	NC	4,000,000	Multi Feedstock	Nov-06	*
Triangle Biofuels Industries, Inc.	1724 Baldree Rd.	Wilson	NC	3,000,000	Multi Feedstock	Jan-08
ADM	1388 Highway 97	Velva	ND	85,000,000	Canola	Aug-07	*
Atlantic Biodiesel	51 Northwestern Dr.	Salem	NH	3,000,000		3Q 2009
White Mountain Biodiesel, LLC	35 Business Park Rd	North Haverhill	NH			3Q 2009
Fuel Bio One, LLC	534 South Front Street	Elizabeth	NJ	50,000,000	Multi Feedstock	Mar-07
Innovation Fuels	126 Passaic St.	Newark	NJ	40,000,000	Multi Feedstock	Jul-04	*
Rio Valley Biofuels, LLC	1940 Anthony Drive	Anthony	NM	750,000	Multi Feedstock	Jul-06
Bently Biofuels	1350 Buckeye Road	Minden	NV	1,000,000	Multi Feedstock	Nov-05

Biodiesel of Las Vegas	5225 East El Campo Grande Ave.	Las Vegas	NV	100,000,000	Multi Feedstock	4Q 2009
Metro Fuel Oil Corp		Brooklyn	NY			2009
Northern Biodiesel, Inc.	317 Route 104	Ontario	NY	20,000,000		Jun-08
TMT Biofuels, LLC	3800 Hunkins Rd	Port Leyden	NY	250,000	Recycled Cooking Oil	Sep-08
Agrifuels, LLC	112 Broad St, Building B	Bremen	OH	1,000,000	Multi Feedstock	Mar-07
Ambiol Flex Fuels, LLC	3270 St. Lawrence Dr.	East Toledo	OH	2,000,000	Soy	Feb-08
American Ag Fuels, LLC	815 Greenler St	Defiance	OH	7,000,000	Multi Feedstock	Jul-05
Arlington Energy, LLC	1237 W 4th St	Mansfield	OH	4,000,000	Multi Feedstock	Jul-08
Center Alternative Energy Company	250 Mahoning Ave	Cleveland	OH	5,000,000	Soy, Choice White Grease, yellow grease, tallow	May-07
Jatrodiesel Inc.	325 North Riverview Ave, Building D	Miamisburg	OH	5,000,000	Multi Feedstock	Jun-07
Peter Cremer NA	3117 Southside Ave	Cincinnati	OH	30,000,000	Soy	Oct-02	*
PK Biodiesel	1768 St Rt 559	Woodstock	OH	5,000,000	Multi Feedstock	Aug-08
Twin Rivers Technologies Natural Ingredients, LLC	4700 Este Ave	Cincinnati	OH	60,000,000	Multiple Feedstocks	Dec-06	*
High Plains Bioenergy	3300 NE 32st St	Guymon	OK	30,000,000	Multi Feedstock	Mar-08	*
South East Oklahoma Biodiesel		Valliant	OK	5,000,000	Multi Feedstock	Nov-08
Tulsa Biofuels, LLC	916 W. 36th St North	Tulsa	OK			Nov-07
Beaver Biodiesel, LLC	5684 Metge Ave	Albany	OR	1,200,000	Multi Feedstock	Feb-09
Green Fuels of Oregon, Inc.	410 Lower Kalmath Lake Road	Klamath Falls	OR	1,000,000	Canola, Waste Vegetable Oil	Mar-07
Biodiesel of Pennsylvania, Inc.	61 Cat Dr	White Deer	PA	1,500,000	Multi Feedstock	Mar-07
Eagle Bio Diesel	99 Wetmore Ave	Kane	PA	5,000,000	Multi Feedstock	4Q 2009
Keystone BioFuels, Inc.	485 St. Johns Church Rod	Shiremanstown	PA		Multi Feedstock	Mar-06
Lake Erie Biofuels	1540 East Lake Road	Erie	PA	45,000,000	Soy	Sep-07	*

Middletown Biofuels, LLC	532 E. Emaus Street, 21C	Middletown	PA	4,000,000	Soy	Jun-07
Mother Earth Energy, Inc.	805 W. 2nd St.	Chester	PA	3,500,000	Recycled Cooking Oil, Vegetable Oils	3Q 2009
Pennslyvania Biodiesel, Inc.	91 Montgomery Dam Rd	Monaca	PA	25,000,000	Multi Feedstocks	Jul-09
Soy Energy, Inc.	2259 Oxford Rd	New Oxford	PA	1,500,000	Soy	Feb-07
United Biofuels, Inc.	600 farmbrook Lane	York	PA	3,000,000	Multi Feedstock	Apr-06
United Oil Company	1800 North Franklin Street	Pittsburgh	PA	5,000,000	Multi Feedstock	Dec-05
US Alternative Fuels Corp.		Johnstown	PA			4Q 2008
Lantic Green Energy, LLC	849 Victory Hwy	West Greenwich	RI			1Q 2009
Newport Biodiesel, LLC	312 Connell Highway	Newport	RI	500,000	Recycled Cooking Oil	Jan-08
Cateechee Biofuels, LLC	611 Cateechee Trail	Central	SC			3Q 2009
Ecogy Biofuels, LLC	289 3rd St. West	Estill	SC	30,000,000	Soy	Dec-07
Green Valley Biofuels, LLC	2110 Main Street	Warrenville	SC	10,000,000	Multi Feedstock	3Q 2009
Greenlight Biofuels, LLC		Laurens	SC	10,000,000	Multi Feedstock	4Q 2008
Southeast BioDiesel, LLC	1005 Kinzer St.	North Charleston	SC	8,000,000	Multi Feedstock	Jan-07
Midwest BioDiesel Producers, LLC	251 Highway 262	Alexandria	SD	7,000,000	Multi Feedstock	Mar-06
Milagro Biofuels of Memphis	61 Keel Avenue	Memphis	TN	5,000,000	Multi Feedstock	Oct-06
Southern Alliance for Clean Energy		Knoxville	TN	380,000	Recycled Cooking Oil	Jul-09
SunsOil, LLC	234 County Rd 128	Athens	TN	1,500,000	Multi Feedstock	Oct-07
Agribiofuels, LLC	138 Seaberg Industrial Rd	Dayton	TX	12,000,000	Multi Feedstock	Dec-06
Beacon Energy	3102 Windmill Road	Cleburne	TX	12,000,000	Multi Feedstock	Mar-06	*
Biodiesel of Texas, Inc.	2700 James St	Denton	TX	360,000	Multi Feedstock	3Q 2009
BioSelect Fuels (GBBLP)	4828 Port Industrial Rd	Galveston	TX	30,000,000	Multi Feedstock	May-07
Brownfield Biodiesel, LLC	1052 US Highway 82	Ralls	TX	2,000,000	Cottonseed, Soy, Canola	Apr-06
Direct Fuels	12485 Calloway Cemetary Rd	Euless	TX	10,000,000	Multi Feedstock	Feb-08	*
Global Alternative Fuels, LLC	3500 Doniphan Dr., Suite A	El Paso	TX	5,000,000	Multi Feedstock	Mar-09
Green Earth Fuels of Houston, LLC	550 Clinton Dr	Galena Park	TX	90,000,000	Multi Feedstock	Jul-07

Greenlight Biofuels, Ltd.	3120 County Rd. 247	Littlefield	TX	5,000,000	Multi Feedstock	Aug-07
Hardin Fuels, Inc.		Kountze	TX			Mar-08
Mississippi Investment Petroleum Co., LLC	322 Industrial Dr	Houston	TX	5,000,000	Poultry Fat, Recycled Cooking Oil	3Q 2009
New Fuel Company	1115 Elmhurst Place	Dallas	TX	250,000	Multi Feedstock	Apr-06
Organic Fuels, LLC	1500 Clinton Dr.	Galena Park	TX	45,000,000	Multi Feedstock	Jan-06	*
RBF Port Neches, LLC		Port Neches	TX	180,000,000	Multi Feedstock	4Q 2008
Red River Biodiesel Ltd.	280 Texas Ave	New Boston	TX	15,000,000	Multi Feedstock	May-08
REG Houston, LLC	11815 Port Rd.	Seabrook	TX	35,000,000	Multi Feedstock	Jul-08
Texas Green Manufacturing, LLC	133 Blakeley Ave	Littlefield	TX	1,250,000	Tallow	Apr-09
The Sun Products Corp	12400 Bay Area Blvd	Pasadena	TX	15,000,000	Palm	Jun-05	*
TM Chemicals LP	2525 Battleground Rd	Deer Park	TX	7,000,000	Tallow	Dec-08
Denali Industries, LLC	1669 South 580 East	American Fork	UT	3,800,000	Multi Feedstock	Jul-07
Chesapeake Custom Chemical	126 Reservoir Rd	Ridgeway	VA	5,500,000	Multi Feedstock	Jan-06
RECO Biodiesel, LLC	710 Hospital Street	Richmond	VA	10,000,000	Multi Feedstock	Dec-06
Red Birch Energy, Inc.	5757 Virginia Ave	Bassett	VA	2,500,000	Multi Feedstock	Jun-08
REVNOVA Biofuels, LLC		Remington	VA			Oct-08
Synergy Biofuels, LLC		Pennington Gap	VA	3,000,000	Multi Feedstock	Dec-08
Virginia Biodiesel Refinery	7475 Ready Mix Dr	West Point	VA	7,000,000	Multi Feedstock	Oct-03
General Biodiesel Seattle LLC	6333 First Avenue South	Seattle	WA	5,000,000	Multi Feedstock	Jun-09
General Biodiesel Seattle LLC	6333 First Avenue South	Seattle	WA	5,000,000	Multi Feedstock	3Q 2009
Gen-X Energy Group, Inc.	544 Grain Terminal Rd.	Burbank	WA	15,000,000	Multi Feedstock	Jun-07
Imperium Grays Harbor	3122 Port Industrial Road	Hoquiam	WA	100,000,000	Multi Feedstock	Aug-07	*
Inland Empire Oilseeds, LLC	206 W Railroad Ave	Odessa	WA	8,000,000	Canola, Soy, Camelina	Nov-08
Whole Energy Fuels		Bellingham	WA		Recycled Cooking Oil	1Q 2009
Best Biodiesel, Inc.	111 Eagle Dr.	Cashton	WI	10,000,000	Multi Feedstocks	Jan-08
Bio Blend Fuels Inc.	2817 Basswood Rd	Manitowoc	WI	2,600,000		May-09

Sun Power Biodiesel, LLC	1690 Elm St.	Cumberland	WI	3,000,000	sunflower, canola	Dec-09
Walsh Bio Fuels, LLC	N3092 Hwy 12 & 16	Mauston	WI	5,000,000	Multi Feedstock	May-07
AC & S, Inc.	150 Plant Road	Nitro	WV	3,000,000	Soy	Dec-07

*	Denotes BQ-9000 Accredited Producers

(1)	Annual Production Capacity only refers to the reported maximum production capability of the facility. It does not represent how many gallons of biodiesel were actually produced at each plant.

(2)	Includes the annual production capacity of plants which chose not to list their production.

The majority of plants, and certainly the largest biodiesel producers, utilize soybean oil as their primary feedstock. This ratio is likely to change over time as more producers design their plants with the capability to use multiple feedstocks. As was discussed above, this means that we will compete with other biodiesel producers in the industry not just in the sale of its biodiesel, but also in the acquisition of its raw materials.

Sources and Availability of Raw Materials

Supply

          The cost of feedstock is the largest single component of the cost of biodiesel production, accounting for 70% to 90% of the overall cost of producing biodiesel. As a result, increased costs for feedstock greatly impact the biodiesel industry.

          Soybean oil is the most abundant feedstock available in the United States. The ten-year average price for soybean oil is approximately 26 cents per pound. The USDA’s Oil Crop Outlook for January 2010 reported that the June 2008 average price for soybean oil was 62.43 cents per pound, more than double the twenty-year average. However, the December 2009 soybean oil price was approximately 36.81. The USDA is forecasting the price of soybean oil during the 2009/2010 crop year to be between 36.0 and 39.0 cents per pound. We anticipate that soybean oil prices will remain volatile into the foreseeable future.

          It takes about 7.3 pounds of soybean oil to produce one gallon of biodiesel. Based on the December 2009 sales price of soybean oil, this equates to soybean oil costs of approximately $2.69 per gallon of biodiesel. Due to these volatile soybean oil prices, we anticipate installing equipment on the Mason City biodiesel plant so it will have the capability to use alternative sources of feedstock for biodiesel production. However, the prices of alternative feedstocks are increasing as well. In the January 12, 2010 Oil Crops Outlook report, the USDA reported that lard and edible tallow cost approximately 28.75 cents and 29.99 cents per pound, respectively, for the average December price. Moreover, the USDA predicted lard and edible tallow prices will increase in the 2009/2010 crop season to approximately 28.5 - 31.5 cents for lard and approximately 30.5 - 33.5 cents per pound for edible tallow. This increase in feedstock prices associated with biodiesel production may also occur in the corn oil we anticipate using as the primary feedstock for our biodiesel plant.

          We anticipate pursuing the use of corn oil as the primary feedstock for our biodiesel production process. We anticipate we will have to install such technology into the Mason City plant. One source of corn oil that can be used in the biodiesel production process is from distillers grains produced by ethanol plants. Ethanol plants can install equipment to separate corn oil from the distillers grains produced by the ethanol production process. Some ethanol producers have already installed and others are considering installing this equipment in order to sell the corn oil that can be recaptured from their distillers grains. We anticipate that corn oil can be procured to be used in the biodiesel production process for prices that are much lower than the current price of soybean oil. We anticipate that production of biodiesel will require approximately 8 pounds of corn oil to produce one gallon of biodiesel. Depending on the price at which we can secure corn oil, this may allow the Mason City plant to produce biodiesel less expensively than biodiesel produced from soybean oil.

          We executed corn oil procurement contracts with Little Sioux Corn Processors and Siouxland Ethanol, however, these agreements expired as a part of Management’s determination that we will not be able to obtain the financing necessary to construct our own plant. We have, however, been in discussions with several ethanol plants to enter into corn oil procurement contracts if and when we were to begin operating the Mason City plant. Although there are a large and growing number of ethanol plants, not all of them produce and market corn oil. Ethanol producers may choose not to install the equipment necessary to separate the corn oil since this would require a significant capital expenditure by the ethanol plant. Moreover, due to recently instigated litigation regarding possible patent infringement on certain types of corn oil production technology, ethanol producers that are currently producing corn oil may cease production. Further, since other biodiesel producers are considering using corn oil as the feedstock for their biodiesel production process, the price of corn oil may increase significantly, which could eliminate any advantage to using corn oil.

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

          We anticipate that we will install the technology at the Mason City plant necessary to process crude animal fats or corn oil. The plant is currently capable of processing only soybean oil. In the event we cannot finance technology installation, or such technology does not work effectively, to process these feedstocks, we may be unprofitable.

          Dependence on One or a Few Major Customers

          We anticipate we will enter into agreements with a biodiesel and glycerin marketer, however, we may be unable to do so or the terms may be unfavorable. If any biodiesel or glycerin marketer we hire fails to successfully market our biodiesel or glycerin, such failure could have a significant negative impact on our revenues.

          Patents, trademarks, licenses

          We do not currently hold any patents or trademarks.

          Governmental approval and regulations

Federal Biodiesel Supports

          We expect demand for biodiesel in the United States to grow due to the demand for cleaner air, an emphasis on energy security, and the Renewable Fuels Standard and other government support of renewable fuels, however, the future of several of these government supports is uncertain.

Renewable Fuels Standard

          The Energy Policy Act of 2005 created the Renewable Fuel Standard (RFS) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The EISA requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The EISA further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the RFS, as amended by the EISA, does not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-diesel requirements. The RFS was modified in 2007 to require that advanced biofuels reduce life cycle greenhouse gas emissions by 50% relative to gasoline sold or distributed in transportation. In May 2009, the EPA proposed rules that took into account indirect land use changes when calculating greenhouse gas emissions. Based on the EPA’s preliminary findings, soy-based biodiesel was found to reduce greenhouse gas emissions by only 22%, which would disqualify it from counting towards the RFS. Biodiesel from animal fat was found to reduce greenhouse gas emissions by approximately 80%. The EPA’s draft results did not measure biodiesel produced from corn oil. The EPA announced that it intended to publish final rules prior to the end of 2009; however, as of the date of this filing, such final rules have not been released. The EPA has suggested that the final rules will take into account estimates for the uncertainty of the inclusion of indirect land use changes in its calculations of greenhouse gas emissions.

               We anticipate that the RFS may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS, and demand for biodiesel from soybean oil will not be increased if the EPA rules determine soybean oil-based biodiesel does not qualify for the RFS. As of June 22, 2009, the National Biodiesel Board estimated that national biodiesel production capacity was approximately 2.69 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. Furthermore, any additional delays in the EPA’s implementation of the EISA biomass-based diesel requirements could hinder the stimulation of additional biodiesel demand. If the RFS does not significantly increase demand compared to increases in supply, the RFS will not likely lead to an increase in biodiesel demand. We also anticipate that the expanded RFS will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap.

Biodiesel Tax Credit

               The American Jobs Creation Act of 2004 originally created the biodiesel blender’s excise tax credit under the Volumetric Ethanol Excise Tax Credit (“VEETC”). Known as the blender’s credit, it provides a tax credit of $1.00 per gallon for biodiesel. The blender’s credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the blender’s credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The blender’s credit also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The blender’s credit was set to expire on December 31, 2008, but was extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”) and as of the date of this report has not been extended further. The blender’s credit, as extended by the EESA, contained a few significant changes. The law closed the so-called “splash and dash” loophole, which refers to the instances where biodiesel produced in foreign countries was transported to the United States, blended with a small percentage of diesel to claim the tax incentive, and then shipped to a third country for sale and use. Pursuant to the blenders’ credit as extended by the EESA, biodiesel produced outside the United States no longer qualifies for the biodiesel tax incentive. The law also reduced the credit for biodiesel co-processed with petroleum feedstock from $1.00 to 50 cents. A bill known as the Biodiesel Tax Incentive Reform and Extension Act of 2009 (Senate Bill 1589) has been introduced, however; as of the date of this report, the bill had not moved past the Finance Committee. If the credit is not extended again, or if the extension includes overly-restrictive limitations, it will have a negative impact on the biodiesel industry’s ability to compete with petroleum-based diesel. The loss of the biodiesel blender’s credit would likely decrease our revenues from operating the Mason City plant.

Commodity Credit Corporation Bioenergy Program

               The Farm, Nutrition and Bioenergy Act of 2008 reauthorized the Commodity Credit Corporation, or CCC, Bioenergy Program. The program provides $55.0 million in funding in both 2009 and 2010, $85.0 million in funding in 2011 and $105.0 million in funding in 2012 for producers of advanced biofuels derived from renewable biomass, including biodiesel, other than corn kernel. Biodiesel producers must apply for this credit and will be paid based on the quantity and duration of advanced biofuels production and on net nonrenewable energy content of the advanced biofuel. Funding to a single eligible producer may be limited to ensure equitable distribution of funding. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program.

Biofuels Interagency Working Group

               The White House has recently announced that it has directed Secretary of Agriculture Tom Vilsack to spearhead a Biofuels Interagency Working Group, to combine the efforts of the Department of Agriculture, Department of Energy, and the EPA to increase the nation’s energy independence, accelerate the investment in the production of biofuels and increase rural economic development. Secretary Vilsack was directed to expedite and increase production of and investment in biofuels development efforts by refinancing existing investments in renewable fuels to preserve jobs in ethanol and biodiesel plants, electricity generation plants, and other supporting industries; and make renewable fuels energy financing opportunities from Food, Conservation and Energy Act of 2008 available. While the specific details on what the Biofuels Interagency Working Group will accomplish remain unclear, we anticipate that we may benefit from this taskforce’s activities.

State Legislation

               Several states, including Iowa, are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, required that all diesel fuel sold in the state contain a minimum of 2% biodiesel. In 2008, Minnesota passed additional legislation to increase biodiesel content of diesel fuel sold in the state from 2% to 20%, which is the highest in the nation, by 2015. The 2010 Minnesota mandate of a 5% blend, however, was waived in January 2010 due to cold flow concerns. In July 2008, Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.

          In May 2006, Iowa passed legislation that creates a renewable fuels standard, which began with 10% of the fuel used in Iowa to be from renewable sources in 2009 and increasing the renewable fuel standard to 25% by 2019. While this does not require biodiesel use, it may significantly increase renewable fuels use in Iowa, which may include increased biodiesel use in Iowa. The Iowa legislation includes tax credits to help retailers meet this requirement, however, these tax credits will likely be under review as the Iowa legislature attempts to reduce budgets. The Iowa legislation also provided for an incentive of three cents per gallon of biodiesel sold for retailers who sell at least 50% biodiesel blends. This is also expected to increase biodiesel sales and production.

          Other states have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.

Future Legislation

          Environmental regulations that may affect the biodiesel industry change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could result in greater operating costs and expenses for us. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) will govern operations of the Mason City plant. OSHA regulations may change such that the costs of the operation of the plant increase. Any of these regulatory factors may result in higher costs or other adverse effects on our operations, cash flows and financial performance.

          Research and Development

          We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.

          Costs and Effects of Compliance with Environmental Laws

          We were subject to extensive air, water and other environmental regulations when we were in the process of constructing our own plant and we obtained a number of environmental permits to construct the biodiesel plant. We engaged Stanley Consultants, Inc. to assist us in obtaining the necessary permits to construct and operate the biodiesel, however, we have terminated this agreement in connection with Management’s determination that it is not feasible for us to obtain financing necessary to build our own plant. To date, we have obtained all of the necessary permits to construct our own biodiesel plant, however, these permits will no longer be necessary. We estimate that we have spent approximately $94,000 complying with environmental laws since our inception and these funds will be recorded as loss as a result of Management’s determination that it is not feasible for us to obtain the financing necessary to construct our own plant.

          Our anticipated operation of the Mason City plant will be subject to oversight activities by the EPA. We may be required to expend resources to see that the Mason City plant has all of the necessary permits for our operation of it. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. Our operation of the Mason City plant could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims could have an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

          Employees

          We currently have two full-time employees and no part-time employees. Our employee needs in the future will likely increase once we begin preparing for operations and begin operating the Mason City plant.

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

Risks Related to Our Financing Plan

We do not anticipate completing construction of a biodiesel plant in Marcus, Iowa, and the funds we expended in attempting to construct our plant has resulted in losses which will lower the value of your units.

          Our original financing plan required a significant amount of debt financing. We previously received a contingent loan commitment from AgStar Financial Services to provide the debt financing necessary to construct our biodiesel plant. However, AgStar was unable to secure contributing banks to fund the loan commitment. We do not anticipate utilizing AgStar as our debt financing lender. Because of the current unfavorable credit market and general economic conditions we do not anticipate we will be able to obtain adequate debt financing to construct our plant. In addition, in October 2008 Best Energies notified us that it would not be able to make a $5,000,000 equity contribution to our project. Due to these reasons, Management determined that building our plant would not likely be feasible. The funds we have expended in attempting to construct our plant have resulted in losses, which will decrease the value of our units.

The recent downturn in the U.S. economy has affected our ability to obtain financing and may hinder our ability to complete the anticipated purchase of the Mason City plant or to have corn oil processing equipment installed on the plant.

           Global equity markets have been disrupted and have experienced significant volatility. The U.S. stock markets have tumbled since September 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The collapse of these financial institutions and the continued volatility in the credit market may significantly decrease the availability of credit needed to fund our project. The downturn in the economy contributed to Management making the determination that it is not feasible for us to continue to pursue building our own plant. We anticipate we may need additional financing to install the corn oil processing equipment at the Mason City plant, in the event we close on our purchase of the plant, and we may not be able to obtain such financing, which could result in the failure of our business plan.

Risks Related to Purchasing a Biodiesel Plant

We may not be able to negotiate and enter into an agreement with OSM to purchase the Mason City plant at all or such agreement may not be on favorable terms.

          Because Management has determined it is not feasible to build our biodiesel plant, Management plans to purchase the Mason City plant. We executed an agreement with Freedom Fuels, the company that previously owned the plant, to purchase the plant out of Chapter 11 bankruptcy. However, Freedom Fuels has since transferred all of its assets to OSM and we anticipate the proceedings will move to a Chapter 7 bankruptcy. This means OSM now owns the plant and we must purchase it from OSM. No definitive agreements, however, have been executed with OSM and we may not be able to negotiate such an agreement on terms favorable to us. In the event we cannot execute an agreement with OSM, our business may fail and you may lose part of your investment. If we cannot execute such an agreement on favorable terms, the value of your units may be reduced.

If we close on our anticipated agreement to purchase the Mason City plant from OSM, the biodiesel plant may not be able to operate profitably, which could result in the reduction or loss of the value of your investment.

          The Mason City plant could fail to operate profitably for many reasons, as discussed below. See “RISK FACTORS – Risks Related to the Biodiesel Industry.” Specifically, the corn processing equipment we anticipate installing may not operate efficiently. If we are unable to operate the Mason City plant profitably, the value of your investment will be reduced or you may lose all of your investment.

Risks Related to Soy Energy as a Development-Stage Company

We have no experience in the biodiesel industry, which increases the risk of our inability to successfully complete the purchase of the Mason City plant and to manage the operations of such plant.

          We are a development-stage company with no revenues. We do not currently own or operate any biodiesel facilities. We are presently, and will likely continue to be for some time, dependent upon our initial directors. Most of these individuals are experienced in business generally but have no experience, or very limited experience, in raising capital from the public, in negotiating or executing an agreement to purchase assets out of Chapter 7 bankruptcy from a bank, or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on their time and attention. Our failure to successfully execute our plan to purchase the Mason City plant may eliminate or lower any profit that we might make and could result in our failure. If we fail, the value of our units may decrease or be eliminated altogether.

Soy Energy has no operating history, which could result in errors in management and operations causing a reduction in the value of our units.

          We are a recently formed company and have no history of operations. We may not be able to effectively manage our obligations. This period of negotiation and closing on a plan to purchase the Mason City plant is likely to be a significant challenge to us. If we fail to manage our business, the value of our units may be reduced or eliminated altogether.

Risks Related to Biodiesel Production

The biodiesel production business is sensitive to feedstock prices. Changes in the prices and availability of feedstock may hinder our ability to generate revenue and reduce the value of our units.

          Our results of operations and financial condition will be significantly affected by the cost and supply of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we will not be able to pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased revenues. If we experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenue, which may prevent us from operating the Mason City biodiesel plant profitably, and thus reduce or eliminate the value of our units.

          Biodiesel production will require significant amounts of feedstock. We expect the cost of feedstock will represent approximately 70%-90% of the cost of production. We anticipate that we will install equipment onto the Mason City plant so it will be able to process soybean oil (crude and refined), animal fats and corn oil, however, we may not be able to obtain financing to have the technology installed.

          In the past, the price of soybean oil has been volatile, fluctuating between 23.4 cents and 62.43 cents per pound over the last three years. The USDA is projecting the average price of soybean oil for the 2008/2009 crop year will be between 32 and 35 cents per pound, according to its January 13, 2010 Oil Crops Report. Soybean prices may also be affected by other market sectors because soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal for livestock feed.

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

Reliance upon third parties for feedstock supply may hinder our ability to profitably produce biodiesel.

          In addition to being dependent upon the availability and price of feedstock supply, we will be dependent on relationships with third parties, including feedstock suppliers. If the suppliers fail to supply the agreed upon amount of feedstock, the we will have to secure feedstock for the Mason City plant from other sources. We may not be able to secure such feedstock or may not be able to secure the feedstock at prices that allow the plant to operate profitably. If we are unable to secure the feedstock it requires at prices that allow us to operate the plant profitably, we could fail as a result which could reduce or eliminate the value of our units.

          We anticipate we will obtain a majority of our feedstock for the Mason City plant in the form of corn oil from ethanol plants. Although there are a large and growing number of ethanol plants, not all of them produce and market corn oil. Ethanol producers may choose not to install the equipment necessary to separate the corn oil since this would require a significant capital expenditure by the ethanol plant. Moreover, due to recently instigated litigation regarding possible patent infringement on certain types of corn oil production technology, ethanol producers that are currently producing corn oil may cease production. Further, since other biodiesel producers are considering using corn oil as the feedstock for their biodiesel production process, the price of corn oil may increase significantly, which could eliminate any advantage to using corn oil. If we are unable to obtain adequate amounts of corn oil at profitable prices for the Mason City plant, we may have to change our business plan and we may not be successful.

Declines in the prices of biodiesel and its co-products will have a significant negative impact on our financial performance and the value of our units.

          Our revenue will be greatly affected by the price at which we can sell our biodiesel and the primary co-product, glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include overall supply and demand, the price of diesel fuel, levels of government support, and the availability and price of competing products. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may reduce our anticipated revenue, causing a reduction in the value of our units.

          In addition, increased biodiesel production will likely also lead to increased supplies of co-products from the production of biodiesel, such as glycerin, which may lead to lower prices for our co-products. Glycerin prices in Europe have declined over the last several years due to increased biodiesel production and saturation of the glycerin market. Those increased supplies could outpace demand in the United States as well, which would lead to lower prices for our glycerin. Increased expenses and decreased sales prices for our products may result in less revenue and may affect our ability to operate profitably, which could result in the loss of some or all of the value of our units.

Competition from other sources of fuel may adversely affect our ability to market biodiesel.

          Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could thereby result in the loss of some or all of the value of our units.

Concerns about fuel quality may impact our ability to successfully market our biodiesel.

          Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market its biodiesel. For example, a batch of biodiesel that failed to meet industry specifications in Minnesota resulted in a 10-day emergency variance from the state’s biodiesel requirement in order to allow for time to fix the problem. Although industry representatives attributed the problem to start-up glitches in the state’s new biodiesel plants, similar quality control issues could result in a decrease in demand for biodiesel, which could decrease or eliminate the value of our units.

Cold weather may cause biodiesel to gel, which could have an adverse impact on our ability to successfully market our biodiesel.

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

          The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks. This may cause a decrease in demand for our product with in colder climates due to increased storage costs which may result in a decrease in the value of our units.

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

          The trucking industry opposed the imposition of the Minnesota 2% biodiesel requirement, citing concerns regarding fuel expense and lack of infrastructure necessary to implement the requirement. While this opposition was unsuccessful, Minnesota had increased to a 5% biodiesel requirement, until January 2010 when it suspended this requirement due to coldflow concerns. Such concerns may result in opposition to similar proposed legislation in other states in the future and may negatively impact our ability to market our biodiesel.

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

          The U.S. stock markets have tumbled since September 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the President’s enactment of a $700 billion bailout plan pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. Other large corporate giants, such as the big three auto makers, have also received government bailout money. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Oil prices have dropped rapidly as demand for fuel has decreased. Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these economic factors have contributed to an even greater decrease in demand for biodiesel, which may persist throughout all or parts of fiscal year 2010. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel declines, our business may fail and you may lose your investment.

If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity may adversely impact our financial condition.

          In 2007, the National Biodiesel Board estimated that there was approximately 450 million gallons of biodiesel demand in the United States. The National Biodiesel Board estimates that as of June 22, 2009, the most recent data available, there were 173 biodiesel plants in the United States. However, many biodiesel plants do not operate at full capacity, and some plants have shut down in the wake of the current volatile soybean oil prices. We anticipate that if feedstock prices increase or the blenders tax credit is not renewed, more biodiesel plants may decrease their biodiesel production or may shut down altogether. Further, the National Biodiesel Board estimates that current plant construction and expansion may result in another 849.9 million gallons of annual biodiesel production capacity, for total annual production capacity of 3.46 billion gallons. Thus, the estimated annual production capacity for existing plants and plants currently under construction far exceeds the current estimated annual demand for biodiesel in the United States. While the pace of construction and expansion in the biodiesel industry has slowed, there may be significantly more biodiesel supply than there is biodiesel demand. Excess biodiesel supply may result in a decrease in the selling price of biodiesel. If this is the case, it may affect our ability too operate the Mason City biodiesel plant profitably.

          Additionally, excess capacity in the biodiesel industry may lead to increased competition for inputs. Biodiesel production requires significant amounts of feedstock. If overproduction of biodiesel continues to occur, we may face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market its products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in less income, which would decrease our revenues and result in the loss of some or all of your investment.

The biodiesel industry is becoming increasingly competitive and we anticipate that we will compete with larger, better financed entities which could negatively impact our revenues.

          Nationally, the biodiesel industry may become more competitive given the construction and expansion that is occurring in the industry. The National Biodiesel Board estimates that as of June 22, 2009, the most recent data available, there were 173 biodiesel plants in the United States. Biodiesel plants are operating or have been proposed in at least 46 states. Several other companies have proposed building biodiesel plants and some are currently raising debt and equity financing to build biodiesel plants.

          We anticipate that we will face competitive challenges from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply their own inputs. Cargill, Inc., a large supplier of soybean oil, completed construction of a 37.5 million gallon plant in Iowa Falls in May 2006. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., constructed an 85 million gallon plant in North Dakota. These plants are capable of producing significantly greater quantities of biodiesel than the amount we expect any company we may invest in or merge with to produce. Moreover, these larger plants may not face the same competition we will for inputs, as the companies that own the larger plants are suppliers of the inputs. In light of such competition, we may be unable to effectively compete in the biodiesel industry. If we are unable to effectively compete in the biodiesel industry, we may fail, which could result in the loss of some or all of the value of our units.

Competition from other diesel fuel lubricity additives for ultra low sulfur diesel may be a less expensive alternative to biodiesel, which would cause us to lose market share and reduce the value of our units.

          The Environmental Protection Agency (EPA) has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. These regulations affect all diesel fuel that has been made available for retail sale since October 2006. The removal of sulfur from diesel fuel also reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. We expect to compete with producers of other diesel additives having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. Petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could result in the loss of some or all of the value of our units.

Risks Related to Regulation and Governmental Action

Loss of or ineligibility for favorable tax benefits for biodiesel production could hinder our ability to operate at a profit and reduce the value of our units.

          The biodiesel industry is assisted by various federal biodiesel incentives. One such incentive is the biodiesel blenders credit, which provides a tax credit of $1.00 per gallon of biodiesel. The blenders credit expired on December 31, 2009 and as of the date of this report had not been extended. Tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry, including the blenders’ tax credit, could significantly reduce the market for biodiesel and could materially impair our ability to profitably produce and sell biodiesel. The loss or reduction of the blenders’ tax credit would make it more costly or difficult to produce and sell biodiesel and we could be forced to take significant cost savings measures. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel markets and negatively impact our financial performance.

A change in environmental regulations or violations thereof could result in the devaluation of our units.

          We will be subject to extensive air, water and other environmental regulations. Environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the proper time, we may be required to spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which may increase our losses and could reduce or eliminate the value of our units.

The EPA’s delay in implementing the RFS requirement that 500 million gallons of biomass-based diesel be blended into the national diesel pool in 2009 and preliminary findings that soybean oil-based biodiesel does not meet the RFS standards may hinder stimulation of demand for biodiesel that may have otherwise been created by the 2007 amendments to the RFS program.

          The Energy Independence and Security Act of 2007 (EISA) amended the Renewable Fuel Standard (RFS) program originally created by the Energy Policy Act of 2005 by increasing the amount of biofuels that are required to be blended into the national diesel pool annually through 2022. The EISA created a biodiesel mandate requiring that 500 million gallons of biomass-based diesel fuel be used in on-road fuel in 2009, increasing to 1 billion gallons in 2022. However, in November 2008, the EPA announced that the RFS 2009 program will continue to be applicable to producers and importers of gasoline only. This means that the 500 million gallons of biomass-based diesel required by the EISA does not have to be blended into U.S. fuel supplies in 2009. The EPA indicated that this is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA biomass-based diesel mandate. The EPA intends to propose options and develop mechanisms for implementing the EISA biomass-based diesel requirements. Accordingly, the EPA’s delay in implementing the RFS biomass-based diesel mandate may hinder any growth in biodiesel demand that may have otherwise been created if the 2009 mandate was implemented as originally anticipated.

          Moreover, the RFS was modified in 2007 to require that advanced biofuels reduce life cycle greenhouse gas emissions by 50% relative to gasoline sold or distributed in transportation. In May 2009, the EPA proposed rules that took into account indirect land use changes when calculating greenhouse gas emissions. Based on the EPA’s preliminary findings, soy-based biodiesel was found to reduce greenhouse gas emissions by only 22%, which would disqualify it from counting towards the RFS. Biodiesel from animal fat was found to reduce greenhouse gas emissions by approximately 80%. The EPA’s draft results did not measure biodiesel produced from corn oil. The EPA had announced that it intended to publish final rules prior to the end of 2009; however, as of the date of this report, such final rules have not been released. Any future delays in the implementation of the RFS biomass-based diesel mandate or implementation of final rules that find soybean oil-based biodiesel does not count towards the RFS could cause stagnant biodiesel demand, which could adversely affect our ability to generate profits.

An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices has led to the imposition of tariffs on biodiesel imported into Europe, which could result in decreased revenues for our business.

          The European Commission conducted antisubsidy and antidumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. The tariffs went into effect March 13, 2009 and the European Commission determined in July 2009 that the tariffs would be extended through 2014. According to the May 2009 issue of the Biodiesel Magazine, the tariffs could result in an additional charge of $30 to $265 per metric ton of biodiesel. These tariffs will likely decrease our ability to make profitable sales in Europe.

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

Risks Related to Tax Issues

          To ensure compliance with IRS Circular 230, you are hereby notified that: (A) any discussion of federal tax issues in this Form 10-K is not intended or written to be used, and cannot be used by you, for the purpose of avoiding penalties that may be imposed on you under the Internal Revenue Code; (B) such discussion is written to support the promotion or marketing of the transactions or matters addressed herein; and (C) you should seek advice based on your particular circumstances from an independent tax advisor concerning the impact that your participation in Soy Energy, LLC may have on your federal income tax liability and application of state and local income and other tax laws to your participation in Soy Energy, LLC.

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

ITEM 2. PROPERTIES.

          We purchased approximately 35 acres for our proposed biodiesel plant near Marcus, Iowa. Due to the historic agricultural use of the site, we do not anticipate encountering any environmental contamination issues on the site. We commenced construction of our biodiesel plant on this site which was approximately 10% complete at the time we determined not to proceed with construction. Marcus, Iowa is located in northwest Iowa. The site is located on the Canadian National Railroad. The site is located approximately 45 miles south of Interstate 90, 40 miles east of Interstate 29, and 80 miles north of Interstate 80. We paid $250,000 for the site.

          We no longer anticipate that we will complete construction of biodiesel plant. Our property, therefore, may be sold, although we may not be able to sell it at all or may not be able to sell it at a profit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of our fiscal year ended October 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          We have only one class of membership units. Our membership units are not traded on any public market. Our membership units were last offered in our intrastate offering at a price of $1,000 per membership unit. Our operating agreement prohibits sales of our membership units until our proposed biodiesel plant is operational, which we anticipate is no longer feasible. We may therefore have to amend our operating agreement to allow transfers under different circumstances.

          We have not made any distributions to our members. Revenues will be distributed to the members by the directors, in their sole discretion, in proportion to units held subject to, and to the extent permitted by, any loan covenants or restrictions on such distributions agreed to by us in any loan agreements with our lenders from time to time in effect. The directors will endeavor to provide for cash distributions at such times and in such amounts as will permit the members to make timely payment of income taxes.

          There are no outstanding options or warrants to purchase, or securities convertible into, common equity of the company. As of October 31, 2009, we had 33,018 membership units issued and outstanding and a total of approximately 1,019 unit holders. In addition, it is likely that the 1,500 units purchased in the founders offering and the 1,600 units purchased in the initial private seed capital offering will be subject to Rule 144 under the Securities Act. Our units may not be transferred absent registration pursuant to, or an exemption from, federal and state securities laws. In addition, our operating agreement restricts the transfer of units. To maintain partnership tax status, the units may not be traded on an established securities market or readily tradable on a secondary market. Our operating agreement also bars members from having a direct or indirect interest in more than 49% of the issued and outstanding units at any time. Finally, we have not offered any compensation plans under which equity securities are authorized for issuance.

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

          Commencing in December 2006, we conducted a registered offering in the State of Iowa, but were exempt from federal registration of the securities under Section 3(a)(11) of the Securities Act of 1933. We registered a minimum of 25,000 units and a maximum of 39,000 units at an offering price of $1,000 per unit. The offering commenced on December 1, 2006 in the State of Iowa and closed on December 1, 2007. We sold 30,668 units at a price of $1,000 per unit. From our unit sales, we received total aggregate proceeds of $30,668,000. We incurred approximately $186,000 of offering costs that offset equity proceeds. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

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

•	Our inability to obtain financing to install corn oil processing equipment on the Mason City plant;

•	Overcapacity within the biodiesel industry;

•	Our ability to effectively operate the Mason City plant and manage its business;

•	Changes in our business strategy, capital improvements or development plans;

•	Lack of definitive documents with OSM to purchase the Mason City plant;

•	Availability and costs of feedstock, particularly soy oil, animal fats and corn oil;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to successfully complete the purchase of the Mason City plant from OSM and install equipment to make the plant a multi-feedstock capable plant;

•	Actual biodiesel and glycerin production varying from expectations;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to the Mason City plant;

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in plant production capacity or technical difficulties in operating the Mason City plant;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business;

•	Our potential liability resulting from future litigation;

•	General economic conditions;

•	Ability to sell assets held for sale at their carrying value minus selling costs;

•	Changes and advances in biodiesel production technology;

•	Competition from other alternative fuels; and

•	Other factors described elsewhere in this report.

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

Overview

          Soy Energy, LLC was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We anticipated constructing a biodiesel plant with a production capacity of 15 million gallons per year using technology provided by Best Energies, Inc. (“Best Energies”) in Marcus, Iowa, however, given the current downturn in economic and market conditions combined with Best Energies inability to make a $5,000,000 equity contribution, Management determined in October 2008 that obtaining the financing to construct our plant would not likely be feasible. Management now anticipates it will purchase a biodiesel plant in Mason City, Iowa. This plant was previously operated by Freedom Fuels, which is now in bankruptcy and the plant is held by OSM. We anticipate we will enter into an agreement with OSM to purchase the plant, however, a definitive agreement has not yet been executed. Currently, our principal place of business is located at P.O. Box 663, 222 N. Main St., Marcus, Iowa 51035.

          We previously entered into a Phase 2 Agreement and an Agreement for Pre-Construction Services with Renewable Energy Group, Inc. of Ames, Iowa (“REG”) for a proposed 30 million gallon per year plant. Our board of directors determined it was in the best interest of the company to change our design-builder to Bratney. We paid REG $2,500,000 under our Phase 2 and Pre-Construction Services Agreements. We requested that REG immediately refund $2,200,000 and provide us an itemized list of performed services for the remaining $300,000. We immediately received $2,200,000 and subsequently received $250,000 back from REG. We paid $1,500,000 of the refunded amount to Bratney Companies, as a deposit, under our Phase I Design Services Agreement.

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

          On April 10, 2008, we held our annual member meeting, where our members approved pursuing the use of Best Energies technology for the biodiesel plant and reducing the initial production capacity of the biodiesel plant to 15 million gallons per year from 30 million gallons per year. We anticipated that the proposed Best Energies design would allow us to expand the biodiesel plant to a 25 million gallon per year capacity in the future. We believed that the cost to construct the Best Energies biodiesel plant would be approximately $32,334,000. We do not, however, have a definitive agreement with Best Energies, and we no longer intend to construct our own biodiesel plant.

          Because we no longer plan to construct our plant, any funds we have expended in our construction and plant development efforts will be deemed a loss. From inception through our fiscal year ended October 31, 2009, we have incurred accumulated losses of approximately $7,696,000. Since we have not yet executed a definitive agreement to purchase the Mason City plant from OSM or commenced any operations, we do not yet have comparable income, production or sales data.

Liquidity and Capital Resources

          We expect to spend the next 12 months negotiating and entering into an asset purchase with OSM for the Mason City biodiesel plant, closing on the asset purchase agreement, installing equipment on the Mason City biodiesel plant to process corn oil and beginning our operations of the Mason City biodiesel plant. We expect to purchase the plant from OSM for approximately $10,000,000 and install feedstock processing equipment on the plant for approximately $8,000,000.

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

          AgStar did not secure the participating lenders to fund the debt financing we required for our biodiesel plant. Given the current global economic conditions and notification from Best Energies that it will not be able to contribute a $5,000,000 equity investment, Management determined in October 2008 it will not likely be able to obtain the necessary financing to construct a biodiesel plant. We are now in the process of negotiating an agreement with OSM to purchase an existing biodiesel plant in Mason City, Iowa.

          Of the $30,668,000 we raised in equity, we have total assets remaining of approximately $23,398,000 as of October 31, 2009. Although we believe that we will be able to sell our long-lived assets at their fair value, less estimated selling costs, we may not be able to sell them at a profit. If we do not sell these assets at a profit or at all, it may result in a material loss to the financial statements. We anticipate we may not have sufficient funds to purchase the plant and install the feedstock processing equipment. Thus, we anticipate we will need to obtain debt financing for a portion of the project.

Sources and Uses of Proceeds

          Below is a table showing our sources of funds and our estimated use of proceeds on our attempts to construct our own plant. We anticipate that any remaining funds will be used to purchase the Mason City plant from OSM and install additional feedstock processing equipment on the plant.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount
Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Construction of biodiesel facility in Marcus, Iowa	$12,005,000	(2)

Proceeds required to purchase the Mason City plant and complete related improvements	$18,000,000	(3)
Interest income earned on cash and equivalents	$1,341,000
Estimated proceeds remaining for start-up of Mason City plant and related expenditures	$3,118,000	(4)

          (1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

          (2) We believe these amounts represent a reasonable estimate of the proceeds we used as of October 31, 2009 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa plus ongoing administrative costs we have associated with operating our business until an acquisition, investment or merger with another company is closed.

          (3) This amount assumes that the Transaction closes and we obtain the numerous approvals required.

          (4) This number is our current cash and equivalents, less our accounts payable, proceeds needed to purchase the Mason City plant and to install feedstock processing equipment. If we sell some of the assets we have held for sale, then this will increase the proceeds remaining to invest in another company. Additionally, this figure does not include the debt financing that we intend to obtain.

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we need to complete construction of the plant. To date, we have completed approximately 10% of the construction of our biodiesel plant. In October 2008, Management determined that it would not likely be feasible to complete construction of the biodiesel plant. We may be unable to sell the site and the construction completed at a profit or at all. Due to the significant changes we made to our project, we have recorded an impairment charge in the value of constructed and construction in process assets of approximately $6,923,000 as of October 31, 2009 and a portion of this is from the site we purchased.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

          We will be subject to industry-wide factors that affect our operation of the Mason City biodiesel plant and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which the biodiesel and glycerin will be processed; dependence on its biodiesel marketer and glycerin marketer to market and distribute its products, in the event we utilize outside marketers; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; and the cost of complying with extensive environmental laws that regulate the biodiesel industry.

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

          We also expect to benefit from federal and state biodiesel supports and tax incentives, however, these benefits may be subject to the applicability of such supports and tax incentives to our operations. In addition, several of the current government support programs, such as the blenders credit, have expired and their future is uncertain. Changes to these supports or incentives could significantly impact demand for biodiesel. See “BUSINESS – Governmental approval and regulations.”

          Biodiesel production continues to grow as additional plants become operational. In 2005, approximately 75 million gallons of biodiesel were produced in the United States, a three fold increase from 2004 biodiesel production according to the National Biodiesel Board. Further, in 2006 biodiesel production increased to 250 million gallons, an additional significant increase from 2005. The National Biodiesel Board estimates that in 2008, biodiesel production reached 700 million gallons. In June 22, 2009, the most recently reported data, the National Biodiesel Board estimated there were 173 active plants with an annual production capacity of 2.69 billion gallons annually, with another 29 plants and 1 expansion in construction. The biodiesel industry is becoming more competitive nationally as a result of the substantial construction and expansion that is occurring in the industry. We believe this increase in biodiesel supply, high soybean oil prices and the loss of the blenders credit have forced some biodiesel producers to cut back production or cease production altogether. The combination of additional supply and stagnant or reduced demand may damage our ability to secure the debt financing we require and hurt our ability to generate revenue and maintain positive cash flows should our biodiesel plant become operational.

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

Financial Results

          At October 31, 2009, we had total assets of approximately $23,398,000 consisting primarily of cash and equivalents and amounts held for sale. At October 31, 2009, we had current liabilities of approximately $63,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at October 31, 2009, was approximately $23,335,000. Since our inception, we have generated no revenue from operations. For the fiscal year ended October 31, 2009, we have a net loss of approximately $650,000, which was composed of administrative costs and professional fees, net of interest income.

          Based upon the determination that building the plant would not likely be feasible, we now anticipate purchasing an existing biodiesel plant from OSM for approximately $10,000,000 and installing feedstock processing equipment on the plant for approximately $8,000,000.

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

Debt Financing

          During May 2006, we obtained loans with Farmers State Bank in Marcus, Iowa, totaling $1,999,000, a portion of which we used to pay REG under our pre-construction services agreement. Upon termination of our relationship with REG, we received a refund of a portion of the funds paid to REG under our Phase 2 and pre-construction services agreement. We paid Bratney $1,500,000 under our Phase I Design Services Agreement and we paid an additional deposit in June 2007 of $3,950,000, although we later entered into a termination agreement with Bratney related to the Phase I Design Services Agreement. When we broke escrow on our Iowa registered intrastate offering in June 2007, we repaid the entire amount of our loans with Farmers State Bank.

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

          In October 2008, Management determined it would not likely be feasible to obtain the necessary debt financing to complete construction of our biodiesel plant. We now plan to purchase an existing biodiesel plant in Mason City, Iowa from OSM. We plan to install additional feedstock equipment on this plant. We anticipate we will need to obtain debt financing to complete our purchase of the plant, equipment installation and start-up of operations.

Grants and Government Programs

          Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We are uncertain what grants, loans and forgivable loan programs, if any, will be available to us in the event we complete the purchase of the Mason City plant. Some combinations of programs are mutually exclusive. Funds that we have expended in applying for grants, loans and forgivable loan programs will likely be a loss, unless we can transfer those benefits to our operation of the Mason City plant, which is not likely. Any benefits we may have already received may have to be repaid because we no longer plan to complete construction of our plant. We may be eligible for additional grants or government support once we purchase and begin operating a biodiesel plant.

Critical Accounting Estimates

          Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The carrying value of assets held for sale and long-lived assets included in significant estimates is based on the ability to sell or utilize these assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Soy Energy, LLC
Marcus, Iowa

We have audited the accompanying balance sheets of Soy Energy, LLC (a development stage company) as of October 31, 2009 and 2008, and the related statements of operations, members’ equity, and cash flows for the years then ended and the period from inception (December 15, 2005) to October 31, 2009. Soy Energy LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soy Energy, LLC (a development stage company) as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period from inception (December 15, 2005) to October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota January 29, 2010

SOY ENERGY, LLC
(A Development Stage Company)

Balance Sheets

	October 31, 2009	October 31, 2008

ASSETS

Current Assets
Cash and equivalents	$19,826,065	$20,803,450
Accrued interest receivable	6,171	30,575
Prepaid expenses	4,441	38,545
Total current assets	19,836,677	20,872,570

Equipment
Equipment	8,873	8,873
Accumulated depreciation	(4,267)	(2,492)
Net equipment	4,606	6,381

Assets held for sale	3,557,061	3,557,061

Total Assets	$23,398,344	$24,436,012

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$54,879	$442,825
Accrued expenses	8,027	7,909
Total current liabilities	62,906	450,734

Members’ Equity
Member contributions, 33,018 units outstanding at October 31, 2009 and 2008, respectively	31,031,572	31,031,572
Deficit accumulated during development stage	(7,696,134)	(7,046,294)
Total members’ equity	23,335,438	23,985,278

Total Liabilities and Members’ Equity	$23,398,344	$24,436,012

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Statements of Operations

	Year Ended October 31, 2009	Year Ended October 31, 2008	From Inception (December 15, 2005) to October 31, 2009

Revenues	$—	$—	$—

Operating Expenses
General and administrative	165,272	404,448	906,447
Professional fees	628,217	372,812	1,221,785
Impairment expense	—	6,922,625	6,922,625
Total operating expenses	793,489	7,699,885	9,050,857

Operating Loss	(793,489)	(7,699,885)	(9,050,857)

Other Income
Interest income	142,863	626,611	1,340,913
Other income	786	—	13,810
Total other income	143,649	626,611	1,354,723

Net Loss	$(649,840)	$(7,073,274)	$(7,696,134)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,565	21,295

Net Loss Per Unit - Basic and Diluted	$(19.68)	$(210.73)	$(361.41)

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Statements of Changes in Members’ Equity

	Member Contributions	Income (Deficit) Accumulated During Development Stage

Balance at Inception (December 15, 2005)	$—	$—

Capital contributions - 1,500 units, $333.33 per unit - December 2005	500,000	—

Capital contributions - 1,600 units, $500 per unit - April 2006	800,000	—

Costs of raising capital	(13,212)	—

Net loss for the period ended October 31, 2006	—	(237,990)

Balance at October 31, 2006	$1,286,788	$(237,990)

Capital contributions - 30,668 units, $1,000 per unit June - October 2007	30,668,000	—

Costs of raising capital	(173,216)	—

Net income for the year ended October 31, 2007	—	264,970

Balance at October 31, 2007	$31,781,572	$26,980

Redemption of 750 units - July 2008	(750,000)	—

Net loss for the year ended October 31, 2008	—	(7,073,274)

Balance at October 31, 2008	$31,031,572	$(7,046,294)

Net loss for the year ended October 31, 2009	—	(649,840)

Balance at October 31, 2009	$31,031,572	$(7,696,134)

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Statements of Cash Flows

	Year Ended October 31, 2009	Year Ended October 31, 2008	From Inception (December 15, 2005) to October 31, 2009

Cash Flows from Operating Activities
Net loss	$(649,840)	$(7,073,274)	$(7,696,134)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	1,775	1,774	4,267
Impairment of long-lived assets	—	6,922,625	6,922,625
Write off of construction services related to terminated agreement	—	—	50,000
Write off of loan commitment fees	—	25,000	25,000
Non-cash interest income	—	(30,000)	(30,000)
Changes in operating assets and liabilities:
Accrued interest receivable	24,404	(18,068)	(6,171)
Prepaid expenses	34,104	(36,295)	(4,441)
Accounts payable	(192,835)	222,402	54,879
Accrued expenses	118	6,201	8,027
Net cash (used for) provided by operating activities	(782,274)	20,365	(671,948)

Cash Flows from Investing Activities
Capital expenditures	(195,111)	(2,330,397)	(10,783,559)
Proceeds from disposal of property and equipment	—	1,725,000	1,725,000
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	3,300,000	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	—	(100,000)	(1,950,000)
Proceeds from maturing certificates of deposit	—	1,950,000	1,950,000
Net cash (used for) provided by investing activities	(195,111)	4,544,603	(11,258,559)

Cash Flows from Financing Activities
Loan commitment fees	—	—	(25,000)
Members’ contributed capital	—	—	31,968,000
Payments for offering costs	—	(6,329)	(186,428)
Net cash (used for) provided by financing activities	—	(6,329)	31,756,572

Net (Decrease) Increase in Cash and Equivalents	(977,385)	4,558,639	19,826,065

Cash and Equivalents at Beginning of Period	20,803,450	16,244,811	—

Cash and Equivalents at End of Period	$19,826,065	$20,803,450	$19,826,065

Supplemental Cash Flow Information
Capitalized interest paid	$—	$—	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Assets held for sale included in accounts payable	$—	$195,111	$—
Construction-in-progress applied against design services deposit	$—	$48,675	$963,675
Design services deposit applied against accounts payable to related party	$—	$431,696	$431,696
Property and equipment returned for member units	$—	$750,000	$750,000
Property and equipment reclassified to assets held for sale	$—	$3,557,061	$3,557,061

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was originally organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of October 31, 2009, the Company is in the development stage with its efforts being principally devoted to organizational, financing, and project development activities.

Construction of a biodiesel facility began in June 2007 with completion originally expected in the first calendar quarter of 2009. In November 2007, the Company suspended construction on the project subject to securing debt financing. In April 2008, the Company’s members voted to reduce the project from a 30 MGY to 15 MGY production biodiesel facility.

As of October 31, 2008 the Company determined a biodiesel facility near Marcus, Iowa was not feasible, terminated all design/build construction contracts, and recorded impairment charges totaling approximately $6,923,000, which included estimates for assets held for sale. There was no impairment charge for the year ended October 31, 2009. The Company will continue to monitor and evaluate the value of assets held for sale to determine if additional impairment is necessary.

On July 29, 2009, the Company entered into an Asset Purchase Agreement and a Unit Purchase Agreement (Agreements) to acquire an existing biodiesel facility from Freedom Fuels, LLC (Freedom Fuels), a debtor in possession in bankruptcy in Mason City, Iowa. Because of a change in the bankruptcy, the Company is in the process of drafting an updated Asset Purchase Agreement and will be terminating the Unit Purchase Agreement as described in Note 7.

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

The Company noted certain construction-in-progress assets, construction related amounts, and other long-lived assets were impaired as result of the Company terminating all construction contracts as a result of determining that it was currently not feasible to build a biodiesel facility. The Company recorded an impairment charge of approximately $6,923,000 for the year ended October 31, 2008. As a result of the change in the project, the Company transferred nearly all its remaining property and equipment assets as held for sale as of October 31, 2008. The property and equipment assets held for sale are carried at their estimated fair value, less estimated selling costs. The Company determined that no further impairment charge for the year ended October 31, 2009 was necessary.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and equivalents.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2009 and 2008

The Company maintains its accounts primarily at one financial institution. At times throughout the year, cash and equivalents balances exceeded amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses relative to cash and equivalents, and does not believe such accounts are at a significant risk of loss.

Equipment

Equipment is stated at cost and is depreciated over estimated service lives of related assets, five years, using the straight-line method of accounting.

Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property and equipment accounts and depreciated as discussed above.

Capitalization of Interest

The Company capitalizes interest costs on construction-in-progress and capitalized development costs as part of the historical cost of developing or constructing an asset.

Long-Lived Assets

The Company reviews its long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

As of October 31, 2008, the Company determined it was not currently feasible to build a biodiesel facility, recording an impairment charge totaling approximately $6,923,000 on construction-in-progress, construction related amounts, and other long-lived assets for the year ended October 31, 2008.

Management has determined that fair value of the assets held for sale, less estimated selling costs, exceed their carrying value at October 31, 2009; therefore, no impairment loss was indicated or recognized for the year ended October 31, 2009. In determining the fair value of the assets held for sale, the Company has made assumptions concerning the future of the renewable fuels industry and the potential uses of the property. Given the uncertainties in the renewable fuels industry, should management be required to adjust the carrying value of these assets at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations. No adjustment has been made to these financial statements for this uncertainty.

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

October 31, 2009 and 2008

for reimbursement of capital expenditures are recognized as a reduction of the basis of the asset upon complying with conditions of the grant.

Organizational and Start-up Costs

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

On November 1, 2008, the Company adopted guidance relating to the recognition of income tax benefits. This guidance provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

Net Loss per Unit

Basic net loss per unit is computed by dividing net loss by the weighted average number of members’ units outstanding during the period. Diluted net loss per unit is computed by dividing net loss by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the 2009 and 2008 periods; accordingly, the Company’s basic and diluted net loss per unit are the same for all periods presented.

Financial Instruments

The Company believes the carrying value of cash and cash equivalents approximate fair value.

Subsequent Events

The Company has evaluated subsequent events through January 29, 2010, the date which the financial statements were available to be issued.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FASB ASC 825-10-65-1 which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This new accounting standard was adopted for our financial statements as of and for the year ending October 31, 2009. The adoption of FASB ASC 825-10-65-1 did not have a material impact on our financial statements.

In May 2009, the FASB issued FASB ASC 855-10 which establishes the general standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new accounting standard was adopted for our financial statements as of and for the year ending October 31, 2009. The adoption of FASB ASC 855-10 did not have a material impact on our financial statements.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2009 and 2008

2. LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company has determined it is not currently feasible to build a biodiesel facility with the available cash on hand. As further described in Note 7, on July 29, 2009, the Company entered into Agreements to acquire substantially all of the assets of Freedom Fuels, LLC, a debtor in possession in bankruptcy. The Company’s current cash reserves are sufficient to fund operations without additional financing through 2010 if it does not purchase the existing biodiesel facility. The Company is working to secure financing to complete the acquisition of the biodiesel facility without which the Company will not close on the Agreements.

The Company may return a portion of the equity proceeds, net of any outstanding obligations to its members, if it does not invest in a biodiesel facility, which amount would be less than members’ original investment.

3. FAIR VALUE MEASUREMENTS

Effective November 1, 2008, the Company adopted FASB ASC 820-10, as it applies to our financial instruments, and FASB ASC 825-10. FASB ASC 820-10 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. FASB ASC 825-10 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. FASB ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.

Under FASB ASC 820-10, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. FASB ASC 820-10 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. FASB ASC 820-10 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by FASB ASC 825-10. No events occurred during the year ended October 31, 2009 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of October 31, 2009	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Cash equivalents	$18,814,147	$16,798,552	$2,015,595	$—

Cash equivalents includes checking and savings accounts on which fair value is based on quoted market prices in an active market and certificates of deposit on which fair value is based on quoted market prices in an inactive market.

4. ASSETS HELD FOR SALE

As of October 31, 2008 the Company determined construction of a biodiesel facility near Marcus, Iowa was not currently feasible, terminated all design/build construction contracts, and is currently considering the purchase of or investment in an existing biodiesel facility (See Note 7). As a result of the change in the project, the Company has

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2009 and 2008

reclassified nearly all its remaining property and equipment assets as held for sale as of October 31, 2008. The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated net realized value, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

Amounts included in assets held for sale are as follows:

	October 31, 2009	October 31, 2008
Land	$250,262	$250,262
Equipment	3,306,799	3,306,799

Total assets held for sale	$3,557,061	$3,557,061

5. MEMBERS’ EQUITY

In December 2005, the Company was initially capitalized by members investing an aggregate of $500,000 for 1,500 units. The Company issued an additional 1,600 units for $800,000 pursuant to an April 2006 private placement memorandum. Proceeds from the two offerings were used to pay organizational, permitting, and other development costs.

The Company raised additional equity through an Iowa intrastate offering of a minimum of 25,000 units and a maximum of 39,000 units at $1,000 per unit. As of October 31, 2007, the Company raised $30,668,000 by issuing 30,668 units in the Iowa intrastate offering, which equity proceeds were held in escrow until June 2007. During July 2008, the Company redeemed, at fair value, 750 units for approximately $750,000 upon settlement of the construction contract with the general contractor as described in Note 7.

The Company’s operating agreement authorizes the Board of Directors to issue up to 48,750 units without consent of a majority of its membership voting interests. The Company has one class of membership unit which, under its operating agreement, gives a member one vote for each unit owned, provided no member, related party and/or affiliate of a member may vote more than five percent of the Company’s outstanding membership interests. The Company’s operating agreement restricts transfer of membership units generally to operation of law, such as upon death, without approval of a majority of its Directors.

Income, losses, and distributions are allocated to members based upon their respective percentage of units owned.

6. INCOME TAXES

The Company originally adopted an October 31 fiscal year end for financial and income tax reportings. Subsequent to the year ending October 31, 2008, the Company adopted a December 31 year end for income tax reportings. Differences in total assets for financial and income tax reportings are as follows:

	October 31, 2009	October 31, 2008
Financial statement basis of total assets	$23,398,344	$24,436,012
Add - Start up and organizational costs	55,030	1,168
- Impairment of long lived assets expensed for financial and not for income tax reportings	701,915	701,915
Subtract - Equipment depreciated using straight- line for financial and accelerated methods for income tax reportings	(1,885)	(2,492)

Taxable income basis of total assets	$24,153,404	$25,136,603

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2009 and 2008

There are no differences in liabilities for financial and income tax reportings at October 31, 2009 and 2008, respectively.

7. COMMITMENTS AND CONTINGENCIES

Construction Contracts

The Company terminated all in force agreements and negotiations relative to pending construction contracts when it decided not to build a biodiesel plant. Upon termination of the construction contract with the general contractor during fiscal year 2008, the Company received $4,500,000 in cash consideration for the design services deposit and construction services paid in excess of those earned to date by the general contractor plus estimated interest on these excess deposits. As part of the termination and settlement of the construction contract, the Company redeemed at fair value the 750 units for approximately $750,000 initially invested by the general contractor.

In May 2008, the Company signed a letter of intent with a general contractor, an unrelated party, to construct a 15 MGY biodiesel facility for approximately $33,530,000, which was contingent upon obtaining adequate financing, and feedstock supplies. As of October 31, 2008 the Company determined it was not currently feasible to build a biodiesel facility near Marcus, Iowa, and had no intent of entering into a definitive agreement with the general contractor.

Consulting Contract

In October 2009, the Company entered into an agreement with an unrelated advisory service to act as participating debt placement agent to market senior debt in a total amount of approximately $6,000,000. The Company will pay a non-refundable advisory fee of $10,000 and a monthly advisory fee of $5,000 per month until the expiration of the agreement, the closing of the transaction, or upon written notice of termination by the Company. Additionally, a debt placement fee of 1% of the total amount of committed debt shall be paid as a condition to closing. All advisory fees paid will be credited against the debt placement fee at the closing of the transaction. The agreement expires six months from the date of its execution unless extended by written consent of both parties, and may be terminated by either party at any time by written notice of termination.

Asset Purchase Agreement – Freedom Fuels, LLC

On July 29, 2009, the Company entered into an Asset Purchase Agreement (the “APA”) with Freedom Fuels in Mason City, Iowa pursuant to which the Company will acquire substantially all of Freedom Fuels’ assets and thereafter operate the biodiesel facility currently owned by Freedom Fuels, an assignment agreement assigning to Freedom Fuels all of the Company’s right, title and interest in the debtor in possession loans and an assignment agreement assigning to Freedom Fuels all of the Company’s right, title and interest in the dividend cash flow note in exchange for $9,000,000 in cash (the “Transaction”). The Company shall not assume or be liable for any liabilities of Freedom Fuels.

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

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2009 and 2008

The Company and Freedom Fuels anticipated the Transaction would close no later than December 31, 2009. The Transaction did not close by this date due to Freedom Fuels transferring its assets to its bank, Outsource Services Management, LLC (“OSM”). Both parties are currently working together to complete a new agreement for the transaction.

Unit Purchase Agreement – Freedom Fuels, LLC

On July 29, 2009, the Company entered into a Unit Purchase Agreement (the “UPA”) with New Equity, LLC (New Equity) pursuant to which the Company will issue 8,254 membership units of the Company to New Equity, which will represent a 20% ownership interest in the Company after the issuance in consideration for a note for $2,000,000 called the dividend cash flow note and debtor in possession financing New Equity provided to Freedom Fuels while in bankruptcy. The dividend cash flow note will require New Equity to repay the note with distributions from the Company. The repayment schedule requires that after the first $1,000,000 of distributions, 50% of the distributions New Equity receives thereafter will be remitted back to the Company until the note is repaid. The dividend cash flow note does not bear interest.

Closing on the UPA is conditioned upon the Company obtaining its members’ approval of amendments to its Operating Agreement to provide for New Equity to appoint four directors to the Company’s Board of Directors, subject to certain conditions and limitations, and upon closing of the Asset Purchase Agreement. If the closing on the UPA has not occurred by March 15, 2010, either party may terminate the UPA.

Prior to either of these agreements closing, Freedom Fuels transferred all of its assets to its bank and it is anticipated that these proceedings will transfer from a Chapter 11 voluntary bankruptcy to a Chapter 7 involuntary bankruptcy. As a result, the Company is in negotiations with OSM, which is the agent for the bank that has taken possession of Freedom Fuels’ assets. The Company is unable to close on the APA as previously agreed upon due to the change in bankruptcy proceedings. The Company expects to terminate the UPA with New Equity and is in negotiations with OSM to enter into a new asset purchase agreement.

8. RELATED PARTY TRANSACTIONS

One of the original general contractors invested $750,000 in the Company as part of the Company’s Iowa Intrastate offering. The general contractor’s units were redeemed for $750,000 as part of the termination agreement described in Note 7. Accordingly, Bratney is no longer a member of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

          Boulay, Heutmaker, Zibell & Co., P.L.L.P., Certified Public Accountants is our independent registered public accounting firm. The Company has had no disagreements with its auditors.

ITEM 9A(T). CONTROLS AND PROCEDURES.

          Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2009. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

          Our management, including our principal executive officer and our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of October 31, 2009, our integrated controls over financial reporting were effective.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

          Changes in Internal Control Over Financial Reporting

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2009 and there has been no change, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Board of Directors and Officers

          The business and affairs of Soy Energy are managed by and under the direction of an eleven person board. Charles Sand is our Chief Executive Officer and Dallas Thompson is our Chief Financial Officer. As of the date of this report, Ron Wetherell is serving as our Chairman, due to the unavailability of Charles Sand, and as provided under Section 5.13 of our operating agreement. The table below lists the directors of Soy Energy and their addresses:

Name	Position with the Company	Address
Charles Sand	Chairman and Director	504 E. Fenton St. Marcus, IA 51035
Ron Wetherell	Vice-Chairman (current acting Chairman) and Director	300 South Oak Drive Cleghorn, IA 51014
Doug Lansink	Secretary and Director	2360 Orchard Ave. Arthur, IA 51431
Dallas Thompson	Treasurer and Director	38224 Ritchie Rd. Kingsley, IA 51028
Darrell Downs	Director	405 Ridgeway Drive Marcus, IA 51035
Robert Engel	Director	2415 E. 3rd St. Sheldon, IA 51201
Charles Getting	Director	5380 300 St. Sanborn, IA 51248
Daryl Haack	Director	5985 390th St. Primghar, IA 51245
Dave Langel	Director	1701 4th Ave. SE LeMars, IA 51031
Steve Leavitt	Director	1223 NE 31st St. Ankeny, IA 50021
Carol Reuter	Assistant Secretary and Director	643 530th St. Marcus, IA 51035

Business Experience of Directors and Officers

          The following is a brief description of the business experience and background of Soy Energy’s officers and directors:

Charles Sand, Chairman and Director and Chief Executive Officer, Age 68. 504 E. Fenton, Marcus, IA 51035. Since 1961, Mr. Sand has been involved in his family’s grain, feed, seed and agronomy business. Mr. Sand is the current chairman of Sand Seed Service, Inc. and Iowa Fertilizer Sales, Inc. Mr. Sand is past president of the Iowa Grain & Feed Association, the Iowa Seed Association and the Northern Seedsmen Association. He currently serves on the board of directors for Livestock Production Center, Inc., West Iowa Banc Corp., Premier Crop Systems, LLC, Ag Excellence, LLC and Edgewater Plaza Condominiums Association, all of which are private companies. Mr. Sand has served as our Chairman, Chief Executive Officer and a director since February 24, 2006. Due to Mr. Sand’s unavailability as of the date of this report, Ron Wetherell is serving as our Chairman in his absence. Mr. Sand is the first cousin of Mr. Ron Wetherell, who sits on our board of directors and is our Vice Chairman.

Mr. Sand will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended in connection with our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. Mr. Sand will continue to act as our Chairman until he is replaced by our board of directors.

Ron Wetherell, Vice Chairman and Director, Age 65. 300 S. Oak Dr., Cleghorn, IA 51014. For over 40 years, Mr. Wetherell has been the owner and operator of Wetherell Manufacturing Company, a designer and manufacturer of farm implements, hydraulic cylinders, and truck utility bodies located in Cleghorn, Iowa. In addition, Mr. Wetherell is the owner of Wetherell Cable TV, a business located in Cleghorn, Iowa that services seven cable television systems in northwest Iowa. Mr. Wetherell is the current chairman of the board of Little Sioux Corn Processors, LLC located in Marcus, Iowa, formerly a publicly reporting company, and is on the board of directors of Siouxland Ethanol, LLC located in Jackson, Nebraska, a publicly reporting company. Mr. Wetherell is currently serving his fifthteenth year on the Cherokee County Board of Supervisors. Mr. Wetherell has served as our Vice Chairman and a director since February 24, 2006. As provided in Section 5.13 of our operating agreement, Mr. Wetherell serves as our Chairman in the event of the unavailability of Mr. Sand, which is the case as of the date of this report. Mr. Wetherell is the first cousin of Mr. Charles Sand, who is the Chairman of our board of directors.

Mr. Wetherell will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended in connection with our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. Mr. Wetherell will continue to act as our Vice Chairman until he is replaced by our board of directors.

Doug Lansink, Secretary and Director, Age 52. 2360 Orchard Ave., Arthur, IA 51431. For the past 30 years, Mr. Lansink has operated a livestock and grain farm in Ida County, Iowa. Mr. Lansink also is a director of Little Sioux Corn Processors, LLC located in Marcus, Iowa, fomerly a publicly reporting company. Mr. Lansink has served as our Secretary and a director since February 24, 2006.

Mr. Lansink will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended in connection with our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. Mr. Lansink will continue to act as our Secretary until he is replaced by our board of directors.

Dallas Thompson, Treasurer and Director and Chief Financial Officer, Age 29. 38224 Ritchie Rd., Kingsley, IA 51028. Mr. Thompson graduated in 2003 from Iowa State University with a degree in Agricultural Studies. As a student, Mr. Thompson attended the New Century Farms Program with young farmers from across the nation. Upon graduation, Mr. Thompson returned to his family farm near Kingsley, Iowa, where he raises corn, soybeans and hogs. Mr. Thompson sits on the board of Plymouth County Farm Bureau, a private company. Mr. Thompson has served as a director since February 24, 2006 and as our Treasurer and Chief Financial Officer since July 14, 2006.

Mr. Thompson will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended in connection with our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. Mr. Thompson will continue to act as our Treasurer until he is replaced by our board of directors.

Darrell Downs, Director, Age 72. 405 Ridgeway Dr., Marcus, IA 51035. Prior to his retirement in 1994, Mr. Downs was employed by Moorman Manufacturing Company for 38 years. Mr. Downs has served as the mayor of Marcus, Iowa for the past eight years and has served as a consultant for the Cherokee County Economic Development Corporation in Cherokee County since 2003. Mr. Downs also sits on the board of directors of Little Sioux Corn Processors, LLC, formerly a publicly reporting company, and on the board of directors of Siouxland Ethanol, LLC in Jackson, Nebraska, a public reporting company. Mr. Downs owns and leases farmland in northwest Iowa. Mr. Downs has served as a director since February 24, 2006.

Mr. Downs will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended in connection with our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Robert Engel, Director, Age 73. 2415 E. 3rd St., Sheldon, IA 51201. From May 1994 until May 2004, Mr. Engel was the executive vice president of the Farmers State Bank in Marcus, Iowa. Since that time, Mr. Engel has been retired. Mr. Engel sits on the board of directors of Farmers State Bank in Marcus, Iowa, a private company. Mr. Engel was appointed to our board of directors on June 7, 2007.

Mr. Engel will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended in connection with our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Charles Getting, Director, Age 59. 5380 300th St., Sanborn, IA 51248. For the past 27 years, Mr. Getting has owned and operated a grain and livestock farm near Sanborn and Sheldon, Iowa. Prior to returning home to farm, Mr. Getting was employed in sales and marketing by Wilson & Company in Minneapolis, Minnesota. Mr. Getting has served as a member of the board of directors and officer of Ritter Farmers Elevator Co., and as a board member and president of Farmer Coop Oil Company. Mr. Getting is currently the president of the board of directors of O’Brien County Funeral Association which owns funeral homes in Sanborn, Iowa and Hartley, Iowa. Mr. Getting has served as a director of our company since February 24, 2006.

Mr. Getting will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended in connection with our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Daryl Haack, Director, Age 66. 5985 390th St., Primghar, IA 51245. For the past 40 years, Mr. Haack has farmed approximately 900 crop acres in O’Brien County generally dedicated to corn and soybeans. In addition, Mr. Haack is one of 18 shareholders in a swine-finishing corporation and serves as the corporation’s board chairman. The swine-finishing corporation is not a publicly reporting company. He is a nine year member of the Iowa Corn Promotion Board and currently serves on the board of the National Corn Grower Association. Mr. Haack sits on the board of directors and is past president of Little Sioux Corn Processors, LLC, formerly a publicly reporting company, sits on the board of directors of National Renewable Energy Investment Fund, a private company, and sits on the board of directors of Grandpa Pork, a private company. Mr. Haack has served as a director since February 24, 2006.

Mr. Haack will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended in connection with our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Dave Langel, Director, Age 56. 1701 4th Ave. S.E., LeMars, IA 51031. Mr. Langel has been a full time grain farmer in LeMars, Iowa since 1975. In addition, Mr. Langel is a former director of Life Skills Training Center in Le Mars, Iowa. Mr. Langel has served as a director since February 24, 2006.

Mr. Langel will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended in connection with our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Steve Leavitt, Director, Age 57. 1223 NE 31st St., Ankeny, IA 50021. For the last three years, Mr. Leavitt has been the Senior Project Manager for Frank Baxter General Contractor, a construction firm located in Fort Madison, Iowa. Prior to his employment with Frank Baxter General Contractor, Mr. Leavitt was employed by the Weitz Company as a Senior Project Manager for four years. Steve has served on the board of directors of Master Builder’s of Iowa, Banks of Iowa, the United Way, Iowa State University’s Engineering Curriculum Committee and was recognized in

2002 as “Energy Manager of the Year.” Mr. Leavitt serves on the board of directors of All Fuels and Energy (AFSE), a public company. Mr. Leavitt has served as a director since February 24, 2006.

Mr. Leavitt will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended to consider our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

Carol Reuter, Assistant Secretary and Director, Age 49. 643 530th St., Marcus, IA 51035. Since 1978, Ms. Reuter has served as the Executive Assistant at Sand Seed Service, Inc. located in Marcus, Iowa. Ms. Reuter is a current member of the boards of directors for Sand Seed Service, Inc., a private company, Iowa Fertilizer Sales, Inc., a private company, and Marcus Community Golf Course, a private company. Ms. Reuter has served as a director since July 14, 2006.

Ms. Reuter will continue to act as a director until the first annual or special meeting of the members following substantial completion of our biodiesel plant (which provision may be amended to consider our new business plan to purchase the existing Mason City plant), and until a successor is elected and qualified, or until her earlier death, resignation, removal or disqualification.

Business Experience of Significant Employee

Richard Davis, General Manager, Age 53. 207 1st Avenue NE, Waucoma, IA 52171. Prior to his employment with Soy Energy, Mr. Davis was the manager and owner of R.C. Manufacturing from February 2000 until October 2007. Mr. Davis spent 20 years in sales and management in the cooperative system. Mr. Davis spent six years as an Agronomist, six years as an Agronomy Manager and eight years as a General Manager at a cooperative elevator. Mr. Davis graduated from Iowa State University with a B.S. degree in Agronomy. Mr. Davis is employed by the Company through an employment agreement and has been our General Manager since November 1, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors, all Section 16(a) filing requirements were complied with during the fiscal year ended October 31, 2009.

Code of Ethics

          We have not adopted a code of ethics that applies to our chief executive officer or chief financial officer, or the person performing similar functions. This is because we are a developmental company that does not currently own or operate a biodiesel plant and we only recently became an SEC reporting company

Director Nominations Made by Members

          We have not made any material changes to the procedures by which our members may recommend nominees to our board of directors. Such procedures can be found in our Operating Agreement; however, our initial directors’ terms do not expire under our Operating Agreement until the first annual or special meeting after substantial completion of our biodiesel plant. Because we now purchasing an existing biodiesel plant, instead of building our own plant, our initial directors will likely serve until the first annual or special meeting after the purchase is completed.

Audit Committee

          The board of directors appointed Daryl Haack, Robert Engel, Doug Lansink and Dallas Thompson to the audit committee. The audit committee is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, Daryl Haack, Doug Lansink and Robert Engel are independent within the definition of independence provided by NASDAQ Rule 5605(a)(2) and the more stringent requirement for audit committee members under NASDAQ Rule 5605(c)(2). Dallas Thompson is not independent under this definition because he is an executive officer of the Company. We do not have an audit committee financial expert serving on our audit committee because no member of our board of directors has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 407 of Regulation S-K and the board has not yet created a new director position expressly for this purpose. Our board of directors intends to consider such qualifications in future nominations to our board and appointments to the audit committee.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

          The following table sets forth all compensation paid or payable by us during the last two fiscal years to our principal executive officer, Charles Sand. In addition, no compensation has been paid to Ron Wetherell, who serves as our principal executive officer under our operating agreement when Mr. Sand is unavailable, which is the case as of the date of this report. No compensation has been paid to Dallas Thompson, our chief financial officer, during the past two years for his service to us. None of our other officers received compensation in excess of $100,000 since our inception. As of January 29, 2010, none of our directors or officers had any options, warrants, or other similar rights to purchase our securities.

Name and Position	Fiscal Year	All Other Compensation ($)		Total Compensation ($)
Charles Sand, CEO	2009	0	(1)	0
	2008	338		338

          (1) This amount represents reimbursement Mr. Sand received for fuel and mileage.

Compensation Discussion and Analysis

          Mr. Sand does not receive any compensation for his roles as our director or Chairman, but is reimbursed for out-of-pocket expenses.

DIRECTOR COMPENSATION

          The table below shows the compensation paid to each of our directors for the fiscal year ended October 31, 2009.

DIRECTOR COMPENSATION

		Annual Compensation
Name	Fiscal Year	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total Compensation ($)
Charles Sand	2009	0	0	0
Ron Wetherell	2009	0	0	0
Doug Lansink	2009	0	0	0
Dallas Thompson	2009	0	0	0
Darrell Downs	2009	0	0	0
Robert Engel	2009	0	0	0
Charles Getting	2009	0	0	0
Daryl Haack	2009	0	0	0
Dave Langel	2009	0	0	0
Steve Leavitt	2009	0	0	0
Carol Reuter	2009	0	0	0

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

DIRECTORS AND OFFICERS

          The following tables set forth certain information regarding the beneficial ownership of our units as of the date of this Annual Report by our directors and officers.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

Transactions with Related Parties

          We did not engage in any related party transactions during our fiscal year ended October 31, 2009.

Director Independence

Board of Directors Independence

          Our board of directors is exempt from the independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, each of our board members is independent within the definition of independence provided by NASDAQ Rule 5605(a)(2), with the exception of Charles Sand, Ron Wetherell (who is currently acting as our principal executive officer due to Mr. Sand’s unavailability), and Dallas Thompson because they are executive officers of the Company. In evaluating the independence of our directors, we considered the following factors: (i) the business relationships of our directors; (ii) positions our directors hold with other companies; (iii) family relationships between our directors and other individuals involved with the Company; (iv) transactions between our directors and the Company; and (v) compensation arrangements between our directors and the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by the principal independent registered public accountants Boulay, Heutmaker, Zibell & Co. (BHZ) to the Company for the fiscal year ended October 31, 2009, and the fiscal year ended October 31, 2008, are as follows:

Category	Year	Fees
Audit Fees(1)	2009	$61,852
	2008	$84,689
Audit-Related Fees	2009	$0
	2008	$0
Tax Fees	2009	$0
	2008	$0
All Other Fees	2009	$0
	2008	$0

(1) Audit fees include the audit, quarterly reviews of unaudited financials, discussions on the SEC registration statement, and potential acquisition of Freedom Fuels assets.

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

SOY ENERGY, LLC

Date:	January 29, 2010	/s/ Ronald Wetherell
Ronald Wetherell
Acting Chairman

Date:	January 29, 2010	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2010	/s/ Ronald Wetherell
Ronald Wetherell
Acting Chairman

Date:	January 29, 2010	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer

Date:	January 29, 2010	/s/ Douglas Lansink
Douglas Lansink
Secretary

Date:	January 29, 2010	/s/ Darrell Downs
Darrell Downs, Director

Date:	January 29, 2010	/s/ Robert Engel
Robert Engel, Director

Date:	January 29, 2010	/s/ Charles Getting
Charles Getting, Director

Date:	January 29, 2010	/s/ Daryl Haack
Daryl Haack, Director

Date:	January 29, 2010	/s/ Steven Leavitt
Steven Leavitt, Director

Date:	January 29, 2010	/s/ Carol Reuter
Carol Reuter, Director

Date:	January 29, 2010	/s/ David Langel
David Langel, Director