Form 10-Q
period 2010-01-31
Soy Energy, LLC
filed 2010-03-17
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2010

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

                    ☐ Yes           ☒ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of March 17, 2010, we had 33,018 units outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Balance Sheets

ASSETS	January 31, 2010	October 31, 2009

	(Unaudited)
Current Assets
Cash and equivalents	$19,734,988	$19,826,065
Accrued interest receivable	4,849	6,171
Prepaid expenses	1,803	4,441

Total current assets	19,741,640	19,836,677

Equipment
Equipment	8,873	8,873
Accumulated depreciation	(4,711)	(4,267)

Net equipment	4,162	4,606

Assets held for sale	3,552,110	3,557,061

Total Assets	$23,297,912	$23,398,344

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$119,312	$54,879
Accrued expenses	9,682	8,027

Total current liabilities	128,994	62,906

Members’ Equity
Member contributions, 33,018 units outstanding	31,031,572	31,031,572
Deficit accumulated during development stage	(7,862,654)	(7,696,134)

Total members’ equity	23,168,918	23,335,438

Total Liabilities and Members’ Equity	$23,297,912	$23,398,344

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Three months ended January 31, 2010	Three months ended January 31, 2009	From Inception (December 15, 2005) to January 31, 2010

Revenues	$—	$—	$—

Operating Expenses
General and administrative	53,602	59,727	960,049
Professional fees	126,057	120,748	1,347,842
Impairment expense	—	—	6,922,625

Total operating expenses	179,659	180,475	9,230,516

Operating Loss	(179,659)	(180,475)	(9,230,516)

Other Income
Interest income	13,139	66,792	1,354,052
Other income	—	—	13,810

Total other income	13,139	66,792	1,367,862

Net Loss	$(166,520)	$(113,683)	$(7,862,654)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018	22,010

Net Loss Per Unit - Basic and Diluted	$(5.04)	$(3.44)	$(357.23)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Three months Ended January 31, 2010	Three months Ended January 31, 2009	From Inception (December 15, 2005) to January 31, 2010

Cash Flows from Operating Activities
Net loss	$(166,520)	$(113,683)	$(7,862,654)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	444	444	4,711
Impairment of long-lived assets	—	—	6,922,625
Write off of construction services related to terminated agreement	—	—	50,000
Write off of loan commitment fees	—	—	25,000
Non-cash interest income	—	—	(30,000)
Changes in operating assets and liabilities:
Accrued interest receivable	1,322	17,005	(4,849)
Prepaid expenses	2,638	1,100	(1,803)
Accounts payable	64,433	22,788	119,312
Accrued expenses	1,655	3,234	9,682

Net cash used for operating activities	(96,028)	(69,112)	(767,976)

Cash Flows from Investing Activities
Capital expenditures	—	(195,111)	(10,783,559)
Proceeds from disposal of property and equipment	—	—	1,725,000
Proceeds from disposal of assets held for sale	4,951	—	4,951
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	—	—	(1,950,000)
Proceeds from maturing certificates of deposit	—	—	1,950,000

Net cash provided by (used for) investing activities	4,951	(195,111)	(11,253,608)

Cash Flows from Financing Activities
Loan commitment fees	—	—	(25,000)
Members' contributed capital	—	—	31,968,000
Payments for offering costs	—	—	(186,428)

Net cash provided by financing activities	—	—	31,756,572

Net (Decrease) Increase in Cash and Equivalents	(91,077)	(264,223)	19,734,988

Cash and Equivalents at Beginning of Period	19,826,065	20,803,450	—

Cash and Equivalents at End of Period	$19,734,988	$20,539,227	$19,734,988

Supplemental Cash Flow Information
Capitalized interest paid	$—	$—	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress applied against design services deposit	$—	$—	$963,675

Design services deposit applied against accounts payable to related party	$—	$—	$431,696

Property and equipment returned for member units	$—	$—	$750,000

Property and equipment reclassified to assets held for sale	$—	$—	$3,557,061

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2009, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of January 31, 2010 and the results of operations and cash flows for all periods present.

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of January 31, 2010, the Company is in the development stage and is considering the purchase of or investment in an existing biodiesel facility instead of developing a biodiesel facility between Cleghorn and Marcus, Iowa. On July 29, 2009, the Company entered into an Asset Purchase Agreement to acquire an existing biodiesel facility from Freedom Fuels, LLC (Freedom Fuels), a debtor in possession in bankruptcy in Mason City, Iowa. Because of a change in the bankruptcy, the Company is in the process of drafting an updated Asset Purchase Agreement as described in Note 5.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates include long-lived assets valuation and any assumptions used in the impairment analysis of assets held for sale. Actual results may differ from previously estimated amounts and such differences may be material to the financial statements.

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

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2010

2. LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company has determined it is not currently feasible to build a biodiesel facility with the available cash on hand. The Company is currently working to complete an agreement to acquire substantially all of the assets of Freedom Fuels, LLC, a debtor in possession in bankruptcy, as further described in Note 5. The Company’s current cash reserves are sufficient to fund operations without additional financing through 2011 if it does not purchase the existing biodiesel facility.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by FASB ASC 825-10. No events occurred during the three months ended January 31, 2010 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

As of January 31, 2010, the Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis that would require disclosure under this guidance.

4. ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated fair value, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

January 31, 2010

Amounts included in assets held for sale are as follows:

	January 31, 2010	October 31, 2009*

Land	$250,262	$250,262
Equipment	3,301,848	3,306,799

	$3,552,110	$3,557,061

* Derived from audited financial statements

5. COMMITMENTS AND CONTINGENCIES

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

The Company and Freedom Fuels anticipated the Transaction would close no later than December 31, 2009. The Transaction did not close by this date due to Freedom Fuels transferring its assets to its bank, Outsource Services Management, LLC (“OSM”) and the bankruptcy proceedings transferring to Chapter 7. Both parties are currently working together to complete a new agreement for the transaction and anticipates closing on the transaction in the next several months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

          We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended January 31, 2010. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

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

•	Our inability to obtain financing to install corn oil processing equipment on the biodiesel plant we anticipate purchasing in Mason City (the Mason City biodiesel plant);

•	Overcapacity within the biodiesel industry;

•	Our ability to effectively operate the Mason City biodiesel plant and manage its business;

•	Changes in our business strategy, capital improvements or development plans;

•	Lack of definitive documents with Outsource Services Management, LLC (OSM) to purchase the Mason City plant;

•	Availability and costs of feedstock, particularly soy oil, animal fats and corn oil;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to successfully complete the purchase of the Mason City biodiesel plant from OSM and install equipment to make the plant a multi-feedstock capable plant;

•	Actual biodiesel and glycerin production varying from expectations;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to the Mason City biodiesel plant, including the blenders tax credit;

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in plant production capacity or technical difficulties in operating the Mason City biodiesel plant;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business;

•	Our potential liability resulting from future litigation;

•

Outcome of recently instigated litigation regarding possible patent infringement on certain types of corn oil production technology, which may cause ethanol producers that are currently producing corn oil to cease production;

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

Overview

          We are a development stage Iowa limited liability company with no prior operating history. We were organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We were in the process of developing a 15 million gallon per year biodiesel plant near Marcus, Iowa in Cherokee County. We originally planned to construct a 30 million gallon per year biodiesel plant, but due to changes in our business plan, our members voted to pursue construction of a smaller biodiesel plant.

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

          On July 29, 2009, we entered into an Asset Purchase Agreement with Freedom Fuels, LLC, an Iowa limited liability company which was in Chapter 11 bankruptcy and owned a biodiesel plant in Mason City, Iowa (“Freedom Fuels”) pursuant to which we would acquire substantially all of Freedom Fuels’ assets free and clear of all liens, claims and interests and thereafter operate the biodiesel production facility currently owned by Freedom Fuels in exchange for $9,000,000 in cash, an agreement assigning to Freedom Fuels all of our right, title and interest in the debtor in possession loans and an agreement assigning to Freedom Fuels all of the our right, title and interest in the dividend cash flow note of $2 million issued by New Equity, LLC to us. On the same day, we entered into a Unit Purchase Agreement with New Equity, LLC, an Iowa limited liability company (“New Equity’) pursuant to which we would issue 8,254 of our membership units to New Equity, representing a 20% ownership interest in Soy Energy, LLC. New Equity, LLC is comprised of 19 members of Freedom Fuels. New Equity was designated as the Freedom Fuels Debtor In Possession Lender in the plan of reorganization of Freedom Fuels filed with the Bankruptcy Court. As consideration for the units that were to be issued under the Unit Purchase Agreement, New Equity was to assign to us all of its interest in the Debtor In Possession Loan and provide us with a promissory note for $2,000,000. However, prior to closing on either of these agreements, Freedom Fuels transferred all of its assets to its bank and on February 2, 2010 the proceedings were converted from a Chapter 11 voluntary bankruptcy to a Chapter 7 involuntary bankruptcy. Thus, we will be unable to close on the Asset Purchase Agreement with Freedom Fuels and we do not expect to close on the Unit Purchase Agreement with New Equity.

          We are currently in negotiations with Outsource Services Management, LLC (“OSM”), a Minnesota limited liability company, which is the agent for the bank group that has taken possession of Freedom Fuels’ assets, to enter into an asset purchase agreement for us to purchase the Mason City biodiesel plant from the bank group. We have not executed any binding agreements with OSM, however, and we may never do so or may only be able to do so under terms unfavorable to Soy Energy. In the event we cannot negotiate an asset purchase agreement with OSM, we may be forced to abandon our business and ask our members to vote on dissolution of our company.

          Construction of the proposed 15 million gallon per year plant in Marcus, Iowa was approximately 10% complete when Management determined completion of the construction was no longer feasible. Although we believe that we will be able to sell our long-lived assets at their fair value, we may not be able to sell them at a profit. If we do not sell these assets at the current carrying value or at all, it may result in a material loss to the financial statements. Because we do not anticipate constructing the Marcus, Iowa plant, all funds we expended in our construction and plant development efforts were deemed a loss. From our inception to January 31, 2010, we have incurred accumulated losses of approximately $7,863,000.

          To date, we have not generated any revenues and we do not anticipate generating any revenues unless we successfully purchase an existing biodiesel facility. Since we have not commenced any operations, we do not yet have comparable income, production or sales data.

Liquidity and Capital Resources

          Plan of Operations

          We expect to spend the next 12 months negotiating and entering into an asset purchase agreement with OSM for the Mason City biodiesel plant, which was previously owned by Freedom Fuels, LLC, closing on the asset purchase agreement, installing equipment on the Mason City biodiesel plant to process corn oil and beginning our operations of the Mason City biodiesel plant. We anticipate that in the next twelve months we may need to obtain debt financing, which will likely be a part of our agreement with OSM. We have entered into an agreement with Eiler Capital Advisors, LLC (“ECA”) to act as our outside consultant in placing any debt financing we may need to obtain in relation to our installation of the feedstock processing equipment at the Mason City plant. We do not anticipate raising additional equity capital in the next 12 months. However, in the event our equity reserves are not adequate to recommence or continue operations of the Mason City biodiesel plant we may be forced to do so. We expect our equity reserves will be adequate for the purchase of the Mason City biodiesel plant. Should we be unsuccessful in completing the purchase of the Mason City biodiesel plant or in our operation of the plant, our project may fail and we may be dissolved. If we are dissolved, our assets will be distributed pursuant to our operating agreement.

          Sources and Uses of Funds

          We anticipate that any remaining funds from our original intrastate offering will be used to purchase the Mason City biodiesel plant from OSM and install additional feedstock processing equipment on the plant. In addition, we anticipate that we will obtain debt financing for a portion of the equipment installation.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount

Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Construction of biodiesel facility in Marcus, Iowa	$12,005,000	(2)
Proceeds required to purchase the Mason City plant and complete related improvements	$18,000,000	(3)
Interest income earned on cash and equivalents	$1,354,000

Estimated proceeds remaining for start-up of Mason City plant and related expenditures	$3,131,000	(4)

          (1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

          (2) We believe these amounts represent a reasonable estimate of the proceeds we used as of January 31, 2010 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa plus ongoing administrative costs we have associated with operating our business until an acquisition, investment or merger with another company is closed.

          (3) This amount assumes that the anticipated asset purchase agreement with OSM closes and we obtain the numerous approvals required.

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

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we needed to complete construction of the plant. On April 10, 2008 our members approved reducing the initial production capacity of the biodiesel plant to 15 million gallons per year from 30 million gallons per year. Upon completing approximately 10% of the construction of our biodiesel plant in October 2008, Management determined that it would not likely be feasible to complete construction of the biodiesel plant due to current economic conditions and our lack of debt financing. We may be unable to sell the site and the construction completed at a profit, or at all. Due to the significant changes we made to our project, we recorded an impairment charge during our quarter ended October 31, 2008 in the value of constructed and construction in process assets of approximately $6,923,000, a portion of which is from the site we purchased.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

          We will be subject to industry-wide factors that affect our anticipated operation of the Mason City biodiesel plant and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which biodiesel and glycerin will be processed; dependence on a biodiesel marketer and glycerin marketer to market and distribute our products, in the event we utilize outside marketers; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; and the cost of complying with extensive environmental laws that regulate the biodiesel industry.

          We anticipate our revenues will consist of sales of biodiesel and glycerin. We expect biodiesel sales to constitute the bulk of our revenues. Although the price of diesel fuel has increased over the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market biodiesel, which could result in the loss of some or all of the value of our units. Further, due to the increase in the supply of biodiesel from the number of new biodiesel plants scheduled to begin production and the expansion of current plants, the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

          We expect to benefit from federal and state biodiesel supports and tax incentives, however, these benefits may be subject to the applicability of such supports and tax incentives to our operations. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the blenders tax credit and the RFS, as amended by the Energy Independence and Security Act of 2007 (the “EISA”). The American Jobs Creation Act of 2004 originally created the biodiesel blenders excise tax credit under the Volumetric Ethanol Excise Tax Credit (“VEETC”). Known as the blenders tax credit, it provides a tax credit of $1.00 per gallon for biodiesel. The blenders credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the blenders tax credit is to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The blenders tax credit also streamlines the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The blenders tax credit was set to expire on December 31, 2008, but was extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”) and as of the date of this report has not been extended further. Legislation to reinstate the blenders tax credit, however, has been approved in both the House and Senate, but each version of the legislation must now be reconciled.

          The amended RFS, known as RFS2, required the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The RFS further required at least 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 would continue to be applicable to producers and importers of gasoline only. This meant that the 500 million gallons of biomass-based diesel required by RFS2 did not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. On February 3, 2010 the EPA issued final rules under RFS2. The final rules addressed this issue by combining the 2010 biomass-based diesel requirement of 0.65 billion gallons with the 2009 biomass-based diesel requirement of 0.5 billion gallons to require that obligated parties meet a combined 2009/2010 requirement of 1.15 billion gallons by the end of the 2010 compliance year.

          The RFS2 requires that biodiesel reduce greenhouse gas emissions by 50% when compared to conventional diesel in order to count towards the RFS2 mandate. The EPA preliminarily found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. Biodiesel produced from animal fats was found to meet this greenhouse gas emissions reduction requirement. However, when the EPA issued its final determinations under the RFS2, it found that soy oil complies with the 50% greenhouse gas emission reduction requirements.

          Thus, Management anticipates that under the EPA’s final RFS2 regulations, there may be increased demand for biodiesel. There can be no assurance, however, that demand for biodiesel will be increased by the RFS2, and any increase in demand may be offset by the loss of the blenders tax credit. In addition, it is already estimated that national biodiesel production capacity far exceeds the 2012 biodiesel and biomass-based diesel use RFS2 mandate. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by the RFS2.

          Biodiesel production grew as additional plants become operational, until 2009 when production reduced. In 2006 biodiesel production was approximately 250 million gallons. The National Biodiesel Board estimates that in 2008, biodiesel production reached 700 million gallons. Estimates for 2009 biodiesel production however, were approximately 450 million gallons. This reduction was likely largely related to the recession and the related credit crisis. In June 22, 2009, the most recently reported data, the National Biodiesel Board estimated there were 173 active plants with an annual production capacity of 2.69 billion gallons annually, with another 29 plants and 1 expansion in construction. We believe this increase in biodiesel supply, reduction in demand, and the loss of the blenders credit have forced some biodiesel producers to cut back production or cease production altogether. The combination of additional supply and stagnant or reduced demand may damage our ability to secure the debt financing we require and hurt our ability to generate revenue and maintain positive cash flows should our biodiesel plant become operational.

          The global equity markets have been disrupted and have experienced significant volatility. The U.S. stock markets have tumbled since September 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the enactment of various bail out plans, pursuant to which the federal government will directly invest in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. The collapse of these financial institutions and the continued volatility in the credit market may significantly decrease the availability of credit needed to fund our project.

Quarterly Financial Results

          At January 31, 2010, we had total assets of approximately $23,298,000 consisting primarily of cash and equivalents and assets held for sale. At January 31, 2010, we had current liabilities of approximately $129,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at January 31, 2010, was approximately $23,169,000. Since our inception, we have generated no revenue from operations. For the three months ended January 31, 2010, we had a net loss of approximately $167,000.

          Based upon the determination that building the plant would not likely be feasible, we now anticipate purchasing an existing biodiesel plant from OSM for approximately $10,000,000 and installing feedstock processing equipment on the plant for approximately $8,000,000. If we cannot complete such a transaction, we may be forced to dissolve our company, in which case, the assets of the company will be distributed according to our operating agreement, which may result in a loss of your investment.

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

          We determined the offering price for our founding members, seed capital and general offering units based upon the capitalization requirements necessary to fund our development, organization and financing activities as a development-stage company with plans to construct and operate a biodiesel plant. We did not rely upon any independent valuation, book value or other valuation criteria in determining the founding member, seed capital or general offering sales prices per unit.

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

Grants and Government Programs

          Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We are uncertain what grants, loans and forgivable loan programs, if any, will be available if we complete the purchase of the Mason City biodiesel plant. Some combinations of programs are mutually exclusive. Funds that we have expended in applying for grants, loans and forgivable loan programs will likely be a loss, unless we can transfer those benefits as a result of our anticipated purchase of the Mason City biodiesel plant. Any benefits we may have already received may have to be repaid because we no longer plan to complete construction of our plant.

Critical Accounting Estimates

          Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The carrying value of long lived assets held for sale and any assumptions used in the impairment analysis of assets held for sale included in significant estimates is based on the ability to sell or utilize these assets.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          The Company is not required to provide the information required by this item because it is a smaller reporting company.

Item 4T. Controls and Procedures

          Our management, including our Chief Executive Officer (the principal executive officer) Charles Sand, along with our Chief Financial Officer (the principal financial officer) Dallas Thompson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended January 31, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          We did not sell any membership units during the three months ended January 31, 2010. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended January 31, 2010.

Net Proceeds	$31,782,000	(1)
Capital Expenditures and Construction Related Costs	(11,259,000)
Project Development Costs	(2,308,000	)(2)

Balance	$18,861,000

(1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

(2) This amount only reflects the funds we have expended as of January 31, 2010 on project development costs and does not include the approximately $1,354,000 we have received from interest on investments. The amount we have received from interest has offset the amount we expended, as reflected on our statement of cash flows and in the table “Estimated Use of Proceeds” above.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. [Reserved]

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

SOY ENERGY, LLC

Date	March 17, 2010	/s/ Charles Sand

Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2010	/s/ Dallas Thompson

Dallas Thompson
Treasurer and Chief Financial Officer