Form 10-Q
period 2010-04-30
Soy Energy, LLC
filed 2010-06-14
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2010

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

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of June 14, 2010, we had 33,018 units outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Balance Sheets

ASSETS	April 30, 2010	October 31, 2009

	(Unaudited)
Current Assets
Cash and equivalents	$19,447,559	$19,826,065
Accrued interest receivable	4,680	6,171
Prepaid expenses	9,081	4,441

Total current assets	19,461,320	19,836,677

Equipment
Equipment	8,873	8,873
Accumulated depreciation	(5,154)	(4,267)

Net equipment	3,719	4,606

Other Assets
Assets held for sale	2,920,637	3,557,061
Loan fees	25,000	—

Total other assets	2,945,637	3,557,061

Total Assets	$22,410,676	$23,398,344

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$128,262	$54,879
Accrued expenses	8,016	8,027

Total current liabilities	136,278	62,906

Members’ Equity
Member contributions, 33,018 units issued and outstanding	31,031,572	31,031,572
Deficit accumulated during development stage	(8,757,174)	(7,696,134)

Total members’ equity	22,274,398	23,335,438

Total Liabilities and Members’ Equity	$22,410,676	$23,398,344

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009

	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
General and administrative	57,890	64,201
Professional fees	215,893	82,902
Impairment expense	630,863	—

Total operating expenses	904,646	147,103

Operating Loss	(904,646)	(147,103)

Other Income
Interest income	10,126	32,362

Total other income	10,126	32,362

Net Loss	$(894,520)	$(114,741)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018

Net Loss Per Unit - Basic and Diluted	$(27.09)	$(3.48)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Six months ended April 30, 2010	Six months ended April 30, 2009	From Inception (December 15, 2005) to April 30, 2010

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
General and administrative	111,492	123,928	1,017,939
Professional fees	341,950	203,650	1,563,735
Impairment expense	630,863	—	7,553,488

Total operating expenses	1,084,305	327,578	10,135,162

Operating Loss	(1,084,305)	(327,578)	(10,135,162)

Other Income
Interest income	23,265	99,154	1,364,178
Other income	—	—	13,810

Total other income	23,265	99,154	1,377,988

Net Loss	$(1,061,040)	$(228,424)	$(8,757,174)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018	22,624

Net Loss Per Unit - Basic and Diluted	$(32.14)	$(6.92)	$(387.07)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Six months Ended April 30, 2010	Six months Ended April 30, 2009	From Inception (December 15, 2005) to April 30, 2010

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,061,040)	$(228,424)	$(8,757,174)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	887	888	5,154
Impairment of long-lived assets	630,863	—	7,553,488
Write off of construction services related to terminated agreement	—	—	50,000
Write off of loan commitment fees	—	—	25,000
Non-cash interest income	—	—	(30,000)
Changes in operating assets and liabilities:
Accrued interest receivable	1,491	19,983	(4,680)
Prepaid expenses	(4,640)	4,646	(9,081)
Accounts payable	73,383	(91,612)	128,262
Accrued expenses	(11)	(453)	8,016

Net cash used for operating activities	(359,067)	(294,972)	(1,031,015)

Cash Flows from Investing Activities
Capital expenditures	—	(195,111)	(10,783,559)
Proceeds from disposal of property and equipment	—	—	1,725,000
Proceeds from disposal of assets held for sale	5,561	—	5,561
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	—	—	(1,950,000)
Proceeds from maturing certificates of deposit	—	—	1,950,000

Net cash provided by (used for) investing activities	5,561	(195,111)	(11,252,998)

Cash Flows from Financing Activities
Loan fees	(25,000)	—	(50,000)
Members’ contributed capital	—	—	31,968,000
Payments for offering costs	—	—	(186,428)

Net cash (used for) provided by financing activities	(25,000)	—	31,731,572

Net (Decrease) Increase in Cash and Equivalents	(378,506)	(490,083)	19,447,559

Cash and Equivalents at Beginning of Period	19,826,065	20,803,450	—

Cash and Equivalents at End of Period	$19,447,559	$20,313,367	$19,447,559

Supplemental Cash Flow Information
Capitalized interest paid	$—	$—	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress applied against design services deposit	$—	$—	$963,675

Design services deposit applied against accounts payable to related party	$—	$—	$431,696

Property and equipment returned for member units	$—	$—	$750,000

Property and equipment reclassified to assets held for sale	$—	$—	$3,557,061

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s audited financial statements for the year ended October 31, 2009, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of April 30, 2010 and the results of operations and cash flows for all periods present.

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was originally organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of April 30, 2010, the Company is in the development stage and is considering the purchase of or investment in an existing biodiesel facility instead of developing a biodiesel facility between Marcus and Cleghorn, Iowa. On July 29, 2009, the Company entered into an Asset Purchase Agreement to acquire an existing biodiesel facility from Freedom Fuels, LLC (Freedom Fuels), a debtor in possession in bankruptcy in Mason City, Iowa. Due to a change in the bankruptcy, the Company entered into an Asset Purchase Agreement on April 2, 2010 to acquire the Mason City, Iowa biodiesel facility from OSM-REO FF, LLC.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Significant estimates include assets held for sale valuation and any assumptions used in the impairment analysis of assets held for sale. Actual results may differ from previously estimated amounts and such differences may be material to the financial statements.

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

Long-Lived Assets

The Company reviews its long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the quarter ended April 30, 2010, the Company recorded an impairment charge totaling approximately $631,000 related to assets held for sale.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2010

2. LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company has determined it is not currently feasible to build a biodiesel facility with the available cash on hand. As further described in Note 5, on April 2, 2010, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Freedom Fuels, LLC assigned to OSM-REO FF, LLC pursuant to a bankruptcy court order. The Company’s current cash reserves are sufficient to fund operations without additional financing through 2011 if it does not purchase the existing biodiesel facility.

The Company may return a portion of the equity proceeds, net of any outstanding obligations to its members, if it does not invest in a biodiesel facility, or its members do not approve the transaction, which would be less than members’ original investment.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by FASB ASC 825-10. No events occurred during the six months ended April 30, 2010 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

As of April 30, 2010, the Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis that would require disclosure under this guidance.

The assets held for sale, with a carrying amount of approximately $3,557,000 at April 30, 2010, were written down to fair value of approximately $2,921,000 after completing the long-lived asset valuation analysis. The fair value of the assets held for sale were based on third party information and knowledge of sales of similar assets, which is considered a Level 2 input in the valuation hierarchy. The resulting impairment charge of approximately $631,000 was included in earnings for the quarter ended April 30, 2010.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2010

4. ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated fair value, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

Amounts included in assets held for sale are as follows:

	April 30, 2010	October 31, 2009*

Land	$250,262	$250,262
Equipment	2,670,375	3,306,799

	$2,920,637	$3,557,061

* Derived from audited financial statements

5. COMMITMENTS AND CONTINGENCIES

Consulting Contract

During October 2009, the Company entered into an agreement with an unrelated advisory service to assist the Company to obtain approximately $6,000,000 debt financing. The agreement provides for the Company to pay a non-refundable advisory fee of $10,000 and a $5,000 monthly fee through the earlier of March 31, 2010, the closing of the loan, or written notice of termination by the Company. Additionally, the Company agreed to pay the advisory service at time of closing, a debt placement fee of 1% of the total amount of committed debt provided advisory fees will be credited against the debt placement fee.

On April 1, 2010, the consulting agreement was extended to renew monthly until terminated by either party giving written notice of such termination. The Company is continuing to pay the $5,000 monthly fee until the agreement is terminated. As of April 30, 2010, the Company has paid a total of $25,000 in advisory fees towards obtaining the debt financing.

Asset Purchase Agreements

On July 29, 2009, the Company entered into an Asset Purchase Agreement with Freedom Fuels in Mason City, Iowa pursuant to which the Company would (a) acquire substantially all of Freedom Fuels’ assets and thereafter operate the biodiesel facility; (b) assign to Freedom Fuels all of the Company’s right, title and interest in the debtor in possession loans; and, (c) assign to Freedom Fuels all of the Company’s right, title and interest in the dividend cash flow note, in exchange for $9,000,000 in cash (the “Transaction”). The Company would not assume or be liable for any liabilities of Freedom Fuels.

The closing of the Transaction contemplated by the Asset Purchase Agreement was conditioned upon the receipt of certain regulatory approvals. Freedom Fuels subsequently filed a voluntary bankruptcy petition under Chapter 11 of Title 11 of the United States Code; accordingly, closing of the Transaction was conditioned upon approval and confirmation from the Bankruptcy Court of Freedom Fuels’ plan of reorganization, which included the Transaction. The Asset Purchase Agreement also required that the Company obtain certain additional financing which the Company is currently seeking.

The Company and Freedom Fuels anticipated the Transaction would be complete by December 31, 2009; however, the closing was delayed as result of Freedom Fuels transferring its assets to its bank, Outsource Services Management, LLC and the bankruptcy proceedings transferring to Chapter 7. Outsource Services Management, LLC subsequently transferred the assets to OSM-REO FF, LLC.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2010

On April 2, 2010, the Company entered into an Asset Purchase Agreement with OSM-REO FF, LLC, a Minnesota limited liability company, pursuant to which the Company will acquire substantially all of Freedom Fuels’ assets assigned to OSM-REO FF, LLC and thereafter operate the biodiesel facility in exchange for a total of $10,000,000 paid in cash and long-term debt. However, the purchase price may be reduced up to $250,000 for expenses incurred by the Company to make certain specified repairs. The asset will be transferred to the Company “as-is”. The Company will not assume or be liable for any liabilities incurred prior to the closing date of the Asset Purchase Agreement; however, the Company may assume certain Freedom Fuels’ contracts or permits that may have obligations that continue through and after the closing of the Asset Purchase Agreement.

The Company’s April 2, 2010 Asset Purchase Agreement with OSM-REO FF, LLC provides for OSM-REO FF, LLC to loan the Company a total $6,077,595, consisting of a $77,595 loan (“Initial Loan”), to retire certain OSM-REO FF, LLC claims against New Equity, LLC, and a $6,000,000 loan (“Acquisition Loan”) to acquire the Mason City, Iowa biodiesel facility.

The Initial Loan, a non-interest bearing note, is to mature during 2021.

The Acquisition Loan is to bear 5% interest to 2016 then the 5-year LIBOR/swap rate plus 3.5%, but no less than 5%. The loan provides for interest only payments for the first 12 months followed by 120 monthly principal and interest payments sufficient to fully amortize the principal balance at maturity in 2021. As part of the Acquisition Loan agreement, the loan agreements will be secured by certain business assets and will be subject to various financial and non-financial covenants that limit distributions, capital expenditures, and debt.

The closing of the transaction contemplated by the Asset Purchase Agreement is conditioned upon approval by regulatory authorities and by the unitholders of the Company.

Settlement and Termination Agreement

On July 29, 2009, the Company entered into a Unit Purchase Agreement (the “UPA”) with New Equity, LLC (New Equity) pursuant to which the Company would issue 8,254 membership units of the Company to New Equity, representing a 20% ownership interest in the Company after the issuance. As consideration, New Equity was to assign to the Company all of its interest in the debtor in possession loan and provide a promissory note for $2,000,000 (‘Dividend Cash Flow Note’). The Dividend Cash Flow Note would have required New Equity to repay the note with distributions from the Company. The repayment schedule required that after the first $1,000,000 of distributions, 50% of the distributions New Equity received thereafter would be remitted back to the Company until the note was repaid. The dividend cash flow note did not bear interest.

On March 31, 2010, the Company entered into an agreement with New Equity, Outsource Services Management, LLC and OSM-REO FF, LLC to release certain direct claims and to terminate the Unit Purchase Agreement. The Agreement also provides for Soy Energy to pay New Equity up to $375,000, reimbursement of certain costs and expenses incurred by New Equity related to the Freedom Fuels biodiesel production facility and for certain other expenses New Equity incurred since its formation. The Agreement is contingent upon regulatory approval and upon approval of the Company’s unitholders.

Construction Contract

On April 6, 2010, the Company entered into a Phase 1 Engineering Services Agreement with an unrelated party totaling $125,000 to determine the required and necessary modifications to the Mason City, Iowa biodiesel production facility to allow for multiple feedstock capabilities.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

April 30, 2010

The Company paid $62,500 as of April 30, 2010 and will pay an additional $62,500 upon completion of the work. The total fee will be credited against the maximum guaranteed price of the project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

          We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2010. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

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

•

Our ability to close on financing from OSM-REO FF, LLC, a Minnesota limited liability company (OSM) to install corn oil processing equipment on the biodiesel plant we anticipate purchasing in Mason City (the Mason City biodiesel production facility);

•	Our ability to close on our agreement with OSM to purchase the Mason City biodiesel production facility;

•	Our unitholders’ approval or disapproval of our proposed transaction with OSM;

•	Overcapacity within the biodiesel industry;

•	Our ability to effectively operate the Mason City biodiesel production facility and manage its business;

•	Changes in our business strategy, capital improvements or development plans;

•	Availability and costs of feedstock, particularly soy oil, animal fats and corn oil;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to successfully have equipment installed on the Mason City biodiesel production facility to make the plant a multi-feedstock capable facility;

•	Actual biodiesel and glycerin production varying from expectations;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to the Mason City biodiesel production facility, including the blenders tax credit;

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in plant production capacity or technical difficulties in operating the Mason City biodiesel production facility;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business;

•	Our potential liability resulting from future litigation;

•

Outcome of recently instigated litigation regarding possible patent infringement on certain types of corn oil production technology, which may cause ethanol producers that are currently producing corn oil to cease production and limit our ability to obtain this type of feedstock;

•	General economic conditions;

•	Ability to sell our assets held for sale at their carrying value minus selling costs;

•	Changes and advances in biodiesel production technology;

•	Competition from other alternative fuels; and

•	Other factors described elsewhere in this report.

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

          When the economy went into a recession, management determined in October 2008 that obtaining the financing necessary to build even this smaller biodiesel plant was not likely feasible. Therefore, we then began exploring possibilities to use our assets to merge with or invest in a company that has already completed construction of a biodiesel plant, rather than constructing our own plant.

          On July 29, 2009, we entered into an Asset Purchase Agreement (“APA”) with Freedom Fuels, LLC, an Iowa limited liability company which was in Chapter 11 bankruptcy and owned a biodiesel plant in Mason City, Iowa (“Freedom Fuels”) pursuant to which we would acquire substantially all of Freedom Fuels’ assets in exchange for $9,000,000 in cash, an agreement assigning to Freedom Fuels all of our right, title and interest in the debtor in possession loans and an agreement assigning to Freedom Fuels all of the our right, title and interest in the dividend cash flow note of $2 million issued by New Equity, LLC to us. On the same day, we entered into a Unit Purchase Agreement with New Equity, LLC, an Iowa limited liability company (“New Equity”) pursuant to which we would issue 8,254 of our membership units to New Equity, representing a 20% ownership interest in Soy Energy, LLC. New Equity, LLC is comprised of 19 members of Freedom Fuels. New Equity was designated as the Freedom Fuels Debtor In Possession Lender in the plan of reorganization of Freedom Fuels filed with the Bankruptcy Court. As consideration for the units that were to be issued under the Unit Purchase Agreement, New Equity was to assign to us all of its interest in the Debtor In Possession Loan and provide us with a promissory note for $2,000,000.

          However, prior to closing on either of these agreements, it became clear that the financing needed to close on this transaction would not be able to be obtained. Freedom Fuels then transferred all of its assets to its bank and on February 2, 2010 the proceedings were converted from a Chapter 11 voluntary bankruptcy to a Chapter 7 involuntary bankruptcy.

          On April 2, 2010, we entered into an Asset Purchase Agreement with OSM. OSM was previously assigned certain assets related to the biodiesel production facility of Freedom Fuels, LLC, an Iowa limited liability company (“Freedom Fuels”) in connection with the bankruptcy prodeedings. Under the Asset Purchase Agreement, Soy will pay OSM $10,000,000 to acquire the biodiesel production facility and related assets (the “Transaction”). The assets are being transferred to Soy “as-is.” However, the purchase price may be reduced up to $250,000 for expenses incurred by Soy to make certain specified repairs. The Asset Purchase Agreement provides that we will not assume liabilities of Freedom Fuels or OSM, with the exception of certain taxes, certain liabilities under contracts we assume, and obligations under existing confidentiality agreements.

          We and OSM have made customary representations, warranties and covenants in the Asset Purchase Agreement. Among other conditions, the closing of the Transaction is conditioned upon a $6,000,000 loan to us from OSM to use to buy the assets. The terms of the financing are described below. In addition, the Transaction is subject to approval by our unitholders before the closing on the Transaction.

          We and OSM anticipate that the Transaction will close no later than 145 days after the date of the Asset Purchase Agreement or three business days after we obtain the approval of our unitholders. Either party may elect to terminate the Asset Purchase Agreement after the 145-day deadline. The Asset Purchase Agreement may also be terminated for several other reasons, including failure by Congress to extend the blenders tax credit or our failure to obtain unitholder approval.

          Also on March 31, 2010, we entered into a Settlement and Termination Agreement with OSM and New Equity. The Settlement and Termination Agreement provides for the termination of the Unit Purchase Agreement dated July 29, 2009 between New Equity and us. In addition, the parties each agreed to release one or both of the other parties from certain claims arising from the Unit Purchase Agreement, the acquisition of the Mason City biodiesel production facility, and the Freedom Fuels Bankruptcy. In exchange for the termination of the Unit Purchase Agreement and the release, we agreed to pay New Equity an amount equal to certain expenses that New Equity has incurred, up to an aggregate amount of $375,000. The termination of the Unit Purchase Agreement, releases and payment are conditioned on, and take effect upon, the closing of our acquisition of the Mason City biodiesel production facility.

          Construction of the proposed 15 million gallon per year plant in Marcus, Iowa was approximately 10% complete when management determined completion of the construction was no longer feasible. Although we believe that we will be able to sell our long-lived assets at their fair value, we may not be able to sell them at a profit. If we do not sell these assets at the current carrying value or at all, it may result in a material loss to the financial statements. Because we do not anticipate constructing the Marcus, Iowa plant, all funds we expended in our construction and plant development efforts were deemed a loss. From our inception to April 30, 2010, we have incurred accumulated losses of approximately $8,757,000, including impairment charges of approximately $7,553,000.

          To date, we have not generated any revenues and we do not anticipate generating any revenues unless we successfully purchase an existing biodiesel facility. Since we have not commenced any operations, we do not yet have comparable income, production or sales data.

Liquidity and Capital Resources

          Plan of Operations

          We expect to spend the next 12 months (i) closing on the APA and the Loan Agreements we entered into with OSM on April 2, 2010 (the “Loan Agreement”), which provides the terms on which OSM will provide us with certain debt financing to fund our acquisition of the Freedom Fuels facility; (ii) installing equipment on the Mason City biodiesel production facility to process corn oil; and (iii) beginning our operations of the Mason City biodiesel production facility. We do not anticipate raising additional equity capital in the next 12 months. However, in the event our equity reserves are not adequate to recommence and continue operations of the Mason City biodiesel production facility, we may be forced to do so. We expect our equity reserves will be adequate for the purchase of the Mason City biodiesel production facility, along with the debt financing we anticipate receiving from OSM. We also plan to use approximately $8,000,000 of our equity reserves to install the front end equipment on the Mason City biodiesel production facility so that it will be multi-feedstock capable. Should we be unsuccessful in completing the purchase of the Mason City biodiesel production facility or in our operation of the plant, our project may fail and we may be dissolved. If we are dissolved, our assets will be distributed pursuant to our operating agreement.

          On April 6, 2010, we entered into a Phase 1 Engineering Services Agreement (“Phase 1 Agreement”) with Ball Industrial Services, LLC (“BIS”). The Phase 1 Agreement is related to the required and necessary modifications of the biodiesel production facility to allow the biodiesel production facility to use 100% corn stillage oil as a feedstock for the conversion to biodiesel (the “Project”). The work to be provided under the Phase 1 Agreement is the necessary preliminary engineering services for BIS to determine:

•	the guaranteed maximum price for the Project;

•	the initial Project schedule; and

•	the cash flow requirements for the Project (collectively the “Work”).

          In consideration of the Work, we paid BIS $62,500 upon the execution of the Phase 1 Agreement and will pay an additional $62,500 upon the completion of the Work. This total fee of $125,000 shall be included and credited against the guaranteed maximum price of the Project. We may terminate the Phase 1 Agreement for any reason upon fifteen (15) days written notice to BIS. If we terminate without cause, BIS shall be entitled to receive payment for work completed through the date of termination. Either party may terminate the Phase 1 Agreement if the other party breaches the Phase 1 Agreement, and such breach has not been cured after fifteen (15) days written notice.

          We anticipate the success of our operation of the Mason City biodiesel production facility will be dependent upon several factors. First, we will be dependent upon BIS to successfully install the front-end equipment on the Mason City biodiesel production facility, so that we can effectively utilize a variety of feedstocks, and specifically corn oil. We may have difficulties getting the additional equipment to operate smoothly with the current plant technology. Then we will need to be able to find an adequate and cost-effective supply of corn oil to use to produce our biodiesel. We anticipate that we will be able to obtain corn oil largely from local ethanol plants. However, this will require us to enter into favorable agreements with such ethanol plants, as we do not currently have any such agreements for corn oil procurement. Additionally, ethanol plants that are presently producing corn oil as a by-product, may cease such production in the future as a result of patent infringement litigation related to the corn oil technology many ethanol plants are currently using. We may decide to enter into joint ventures with ethanol plants to encourage them to install corn oil equipment on their plants, but this means we will also assume some of the risk. Finally, we will be dependent upon our marketer to sell our biodiesel at profitable prices. We are currently in negotiations with a marketing company and anticipate we will have an agreement in place for the marketing of our biodiesel before we are ready to begin operating the Mason City biodiesel production facility.

          Sources and Uses of Funds

          We anticipate that any remaining funds from our original intrastate offering will be used to purchase the Mason City biodiesel production facility from OSM, install additional feedstock processing equipment on the Mason City biodiesel production facility, and the start-up of operations. We also anticipate receiving approximately $6,000,000 in debt financing from OSM pursuant to the Loan Agreement for a portion of the purchase price of the Mason City biodiesel production facility in addition to the $77,595 in initial loan funds we have received from OSM.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount

Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Construction of biodiesel facility in Marcus, Iowa	$12,410,000	(2)
Proceeds required to purchase the Mason City plant and complete related improvements	$18,000,000	(3)
Interest income earned on cash and equivalents	$1,364,000

Estimated proceeds remaining for start-up of Mason City plant and related expenditures	$2,736,000	(4)

          (1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary offering costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

          (2) We believe these amounts represent a reasonable estimate of the proceeds we used as of April 30, 2010 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa plus ongoing administrative costs we have associated with operating our business until an acquisition, investment or merger with another company is closed.

          (3) This amount assumes that we close on the asset purchase agreement with OSM and we obtain the numerous approvals required. This figure does not included the $6,000,000 we will obtain from OSM under the Loan Agreement, assuming we close on the Loan Agreement, the $77,595 initial loan from OSM, or the $375,000 paid to New Equity under the Settlement and Termination Agreement.

          (4) This number is our current cash and equivalents, less our accounts payable, proceeds needed to purchase the Mason City plant and to install feedstock processing equipment. If we sell some of the assets we have held for sale, then this will increase the proceeds remaining to invest in the Mason City biodiesel production facility. Additionally, this figure does not include the $6,000,000 in debt financing that we intend to obtain from OSM pursuant to the Loan Agreement, assuming we close on the Loan Agreement, the $77,595 initial loan from OSM, or the $375,000 paid to New Equity under the Settlement and Termination Agreement.

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we needed to complete construction of the plant. On April 10, 2008 our members approved reducing the initial production capacity of the biodiesel plant to 15 million gallons per year from 30 million gallons per year. Upon completing approximately 10% of the construction of our biodiesel plant in October 2008, management determined that it would not likely be feasible to complete construction of the biodiesel plant due to current economic conditions and our lack of debt financing. We may be unable to sell the site and the construction completed at a profit, or at all. Due to the significant changes we made to our project, we recorded an impairment charge during our quarter ended October 31, 2008 in the value of constructed and construction in process assets of approximately $6,923,000, a portion of which is from the site we purchased. Additionally, as we have not sold the assets being held, we recorded an additional impairment charge of approximately $631,000 during the three months ended April 30, 2010.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

          We will be subject to industry-wide factors that affect our anticipated operation of the Mason City biodiesel production facility and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which biodiesel and glycerin will be processed; dependence on a biodiesel marketer and glycerin marketer to market and distribute our products, in the event we utilize outside marketers; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; and the cost of complying with extensive environmental laws that regulate the biodiesel industry.

          We anticipate our revenues will consist of sales of biodiesel and glycerin from the Mason City production facility. We expect biodiesel sales to constitute the bulk of our revenues. Although the price of diesel fuel has increased over the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market biodiesel, which could result in the loss of some or all of the value of our units. Further, many biodiesel production facilities have ceased production due to lack of demand for biodiesel, and the industry will need to continue to grow demand to offset the increased supply brought to the market place if and when these facilities re-start production in the future.

          We expect to benefit from federal and state biodiesel supports and tax incentives, however, these benefits may be subject to the applicability of such supports and tax incentives to our operations of the Mason City biodiesel production facaility. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the blenders tax credit and the RFS, as amended by the Energy Independence and Security Act of 2007 (the “EISA”).

          The American Jobs Creation Act of 2004 originally created the biodiesel blenders excise tax credit under the Volumetric Ethanol Excise Tax Credit (“VEETC”). Known as the blenders tax credit, it provides a tax credit of $1.00 per gallon for biodiesel. The blenders credit could be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the blenders tax credit was to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The blenders tax credit also streamlined the tax refund system for below-the-rack blenders allowed a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The blenders tax credit was set to expire on December 31, 2008, but was extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”) and as of the date of this report has not been extended further. Without the blenders tax credit, many biodiesel production facilities have been forced to cease operations, and if the blenders tax credit is not reinstated prior to when we attempt to begin production at the Mason City biodiesel production facility, we may face similar struggles.

          The amended RFS, known as RFS2, required the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The RFS further required at least 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 would continue to be applicable to producers and importers of gasoline only. This meant that the 500 million gallons of biomass-based diesel required by RFS2 did not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program does not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. On February 3, 2010 the EPA issued final rules under RFS2. The final rules addressed this issue by combining the 2010 biomass-based diesel requirement of 650 million gallons with the 2009 biomass-based diesel requirement of 500 million gallons to require that obligated parties meet a combined 2009/2010 requirement of 1.15 billion gallons by the end of the 2010 compliance year.

          The RFS2 requires that biodiesel reduce greenhouse gas emissions by 50% when compared to conventional diesel in order to count towards the RFS2 mandate. The EPA preliminarily found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. However, biodiesel produced from animal fats was found to meet this greenhouse gas emissions reduction requirement. Lastly, when the EPA issued its final determinations under the RFS2, it found that soy oil complies with the 50% greenhouse gas emission reduction requirements.

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

          Biodiesel production grew as additional plants become operational, until 2009 when production reduced. In 2006 biodiesel production was approximately 250 million gallons. The National Biodiesel Board estimates that in 2008, biodiesel production reached 700 million gallons. Estimates for 2009 biodiesel production however, were approximately 450 million gallons. This reduction was likely largely related to the recession and the related credit crisis. In June 22, 2009, the most recently reported data, the National Biodiesel Board estimated there were 173 active plants with an annual production capacity of 2.69 billion gallons annually, with another 29 plants and 1 expansion in construction. We believe this increase in biodiesel supply, reduction in demand, and the loss of the blenders credit have forced some biodiesel producers to cut back production or cease production altogether. The combination of additional supply and stagnant or reduced demand may damage our ability to generate revenue and maintain positive cash flows should we reach the point where we begin operating the Mason City biodiesel production facility.

Quarterly Financial Results

          At April 30, 2010, we had total assets of approximately $22,411,000 consisting primarily of cash and equivalents and assets held for sale. At April 30, 2010, we had current liabilities of approximately $136,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at April 30, 2010, was approximately $22,274,000. Since our inception, we have generated no revenue from operations. For the three and six months ended April 30, 2010, we had a net loss of approximately $895,000 and $1,061,000, respectively.

          Based upon the determination that building a biodiesel production facility would not likely be feasible, we now anticipate purchasing the Mason City biodiesel production facility from OSM for approximately $10,000,000 pursuant to the APA, with $6,000,000 of such purchase price to be financed pursuant to the Loan Agreement, and installing feedstock processing equipment on the plant for approximately $8,000,000. If we cannot complete this transaction as anticipated, we may be forced to dissolve our company, in which case, the assets of the company will be distributed according to our operating agreement, and may result in a loss of your investment.

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

Debt Financing

          In October 2008, management determined it would not likely be feasible to obtain the necessary debt financing to complete construction of our biodiesel plant. We now plan to purchase an existing biodiesel plant in Mason City, Iowa from OSM. We plan to install additional feedstock equipment on this plant. We anticipate we will receive approximately $6,000,000 in debt financing from OSM pursuant to the Loan Agreement and to be used towards the purchase price of the Mason City biodiesel production facility.

          On April 2, 2010, we entered into a Loan Agreement with OSM. Subject to the terms of the Loan Agreement, OSM agreed to lend us $6,000,000 to be used to acquire the Mason City biodiesel production facility. The initial interest rate is 5%. In 2016, the interest rate will adjust to the 5-year LIBOR/swap rate plus 3.5%, but will not be less than 5%. During the first year of the loan, we will be required to only pay interest on outstanding amounts. Beginning after the first year of the loan, we will make principal and interest payments amortized over a ten-year period, with maturity of the note in 2021.

          The Loan Agreement requires us to adhere to various covenants which restrict our operating flexibility. The Loan Agreement restricts our ability to make distributions to our members, to further pledge our assets for other financing that we might require, and to make payments on subordinated debt we acquire. In addition, the Loan Agreement requires us to maintain certain financial ratios and to obtain OSM’s permission before taking certain actions affecting our business and material contracts.

          At closing, we will execute a mortgage in favor of OSM creating a first lien on all of the assets we acquire under the Asset Purchase Agreement and the proceeds from those assets. As a result, we must obtain OSM’s permission to sell these assets, which could limit our operating flexibility.

          The Loan Agreement provides that certain actions will constitute defaults, which would allow OSM to terminate its commitment to loan the funds, or if already advanced, to demand immediate repayment of the entire loan amount and foreclose its security interest in our property. Defaults include the following events:

•	our failure to make the required principal and interest payments;

•	if any representation or warranty made by us proves to be materially misleading or untrue;

•	our failure to comply with the terms of the Loan Agreement;

•	the destruction of the biodiesel plant;

•	cessation of making certain improvements to the biodiesel plant required by OSM;

•	our failure to comply with certain requirements of governmental bodies;

•	if we have unsatisfied judgments against us that exceed $150,000 for 30 days or more;

•	if we file for bankruptcy or cease to exist as a legal entity;

•	if we are unable to pay our debts when due;

•	if we are in default under a material contract or lose a permit or material contract necessary for our business;

•	if we are in default under any agreement with OSM; or

•	if we are in default with respect to any other indebtedness.

Grants and Government Programs

          Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We are uncertain what grants, loans and forgivable loan programs, if any, will be available if we complete the purchase of the Mason City biodiesel production facility. Some combinations of programs are mutually exclusive. Funds that we have expended in applying for grants, loans and forgivable loan programs related to our construction of a facility in Marcus, Iowa, will likely be a loss, unless we can transfer those benefits as a result of our anticipated purchase of the Mason City biodiesel production facility. Any benefits we may have already received may have to be repaid because we no longer plan to complete construction of our plant.

Critical Accounting Estimates

          Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The assets held for sale valuation and any assumptions used in the impairment analysis of assets held for sale included in significant estimates is based on the ability to sell or utilize these assets.

Off-Balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          The Company is not required to provide the information required by this item because it is a smaller reporting company.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

          Our management, including our Chief Executive Officer (the principal executive officer) Charles Sand, along with our Chief Financial Officer (the principal financial officer) Dallas Thompson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended April 30, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          We did not sell any membership units during the three months ended April 30, 2010. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended April 30, 2010.

Net Proceeds	$31,782,000	(1)
Capital Expenditures and Construction Related Costs	(11,200,000)
Project Development Costs	(2,582,000	)(2)

Balance	$18,000,000

(1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

(2)This amount only reflects the funds we have expended as of April 30, 2010 on project development costs and does not include the approximately $1,364,000 we have received from interest on investments. The amount we have received from interest has offset the amount we expended, as reflected on our statement of cash flows and in the table “Estimated Use of Proceeds” above.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. [Reserved]

Item 5. Other Information

          None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report.

	Exhibit No.	Exhibit

	10.1	Asset Purchase Agreement

	10.2	Loan Agreement

	10.3	Phase I Engineering Agreement

	10.4	Termination and Settlement Agreement

	31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

	31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

	32.1	Certificate Pursuant to 18 U.S.C. § 1350.

	32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date	June 14, 2010	/s/ Charles Sand

Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 14, 2010	/s/ Dallas Thompson

Dallas Thompson
Treasurer and Chief Financial Officer