Form 10-Q
period 2010-07-31
Soy Energy, LLC
filed 2010-09-14
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2010

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

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of September 14, 2010, we had 33,018 units outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Balance Sheets

ASSETS	July 31, 2010	October 31, 2009

	(Unaudited)
Current Assets
Cash and equivalents	$18,908,781	$19,826,065
Accrued interest receivable	5,291	6,171
Prepaid expenses	12,356	4,441

Total current assets	18,926,428	19,836,677

Equipment
Equipment	9,780	8,873
Accumulated depreciation	(5,465)	(4,267)

Net equipment	4,315	4,606

Other Assets
Assets held for sale	2,920,637	3,557,061
Escrow deposit	250,000	—
Loan fees	40,000	—

Total other assets	3,210,637	3,557,061

Total Assets	$22,141,380	$23,398,344

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$111,186	$54,879
Accrued expenses	11,235	8,027

Total current liabilities	122,421	62,906

Members’ Equity
Member contributions, 33,018 units issued and outstanding	31,031,572	31,031,572
Deficit accumulated during development stage	(9,012,613)	(7,696,134)

Total members’ equity	22,018,959	23,335,438

Total Liabilities and Members’ Equity	$22,141,380	$23,398,344

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009

	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
General and administrative	73,969	59,461
Professional fees	193,945	200,724

Total operating expenses	267,914	260,185

Operating Loss	(267,914)	(260,185)

Other Income
Interest income	11,984	25,449
Other income	491	—

Total other income	12,475	25,449

Net Loss	$(255,439)	$(234,736)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018

Net Loss Per Unit - Basic and Diluted	$(7.74)	$(7.11)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Nine months ended July 31, 2010	Nine months ended July 31, 2009	From Inception (December 15, 2005) to July 31, 2010

	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
General and administrative	185,461	183,389	1,091,908
Professional fees	535,895	404,374	1,757,680
Impairment expense	630,863	—	7,553,488

Total operating expenses	1,352,219	587,763	10,403,076

Operating Loss	(1,352,219)	(587,763)	(10,403,076)

Other Income
Interest income	35,249	124,603	1,376,162
Other income	491	—	14,301

Total other income	35,740	124,603	1,390,463

Net Loss	$(1,316,479)	$(463,160)	$(9,012,613)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018	23,190

Net Loss Per Unit - Basic and Diluted	$(39.87)	$(14.03)	$(388.64)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Nine months Ended July 31, 2010	Nine months Ended July 31, 2009	From Inception (December 15, 2005) to July 31, 2010

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,316,479)	$(463,160)	$(9,012,613)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,198	1,331	5,465
Impairment of long-lived assets	630,863	—	7,553,488
Write off of construction services related to terminated agreement	—	—	50,000
Write off of loan commitment fees	—	—	25,000
Non-cash interest income	—	—	(30,000)
Changes in operating assets and liabilities:
Accrued interest receivable	880	22,420	(5,291)
Prepaid expenses	(7,915)	31,466	(12,356)
Accounts payable	56,307	(88,930)	111,186
Accrued expenses	3,208	3,160	11,235

Net cash used for operating activities	(631,938)	(493,713)	(1,303,886)

Cash Flows from Investing Activities
Capital expenditures	(907)	(195,111)	(10,784,466)
Proceeds from disposal of property and equipment	—	—	1,725,000
Proceeds from disposal of assets held for sale	5,561	—	5,561
Funding escrow deposit	(250,000)	—	(250,000)
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	—	—	(1,950,000)
Proceeds from maturing certificates of deposit	—	—	1,950,000

Net cash used for investing activities	(245,346)	(195,111)	(11,503,905)

Cash Flows from Financing Activities
Loan fees	(40,000)	—	(65,000)
Members’ contributed capital	—	—	31,968,000
Payments for offering costs	—	—	(186,428)

Net cash (used for) provided by financing activities	(40,000)	—	31,716,572

Net (Decrease) Increase in Cash and Equivalents	(917,284)	(688,824)	18,908,781

Cash and Equivalents at Beginning of Period	19,826,065	20,803,450	—

Cash and Equivalents at End of Period	$18,908,781	$20,114,626	$18,908,781

Supplemental Cash Flow Information
Capitalized interest paid	$—	$—	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress applied against design services deposit	$—	$—	$963,675

Design services deposit applied against accounts payable to related party	$—	$—	$431,696

Property and equipment returned for member units	$—	$—	$750,000

Property and equipment reclassified to assets held for sale	$—	$—	$3,557,061

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2010

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of July 31, 2010 and the results of operations and cash flows for all periods present.

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was originally organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of July 31, 2010, the Company is in the development stage and is considering the purchase of or investment in an existing biodiesel facility instead of developing a biodiesel facility between Marcus and Cleghorn, Iowa. On July 29, 2009, the Company entered into an Asset Purchase Agreement to acquire an existing biodiesel facility from Freedom Fuels, LLC (Freedom Fuels), a debtor in possession in bankruptcy in Mason City, Iowa. Due to a lack of financing, the Company entered into an Asset Purchase Agreement on April 2, 2010 to acquire the Mason City, Iowa biodiesel facility from OSM-REO FF, LLC.

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

Equipment

Equipment is stated at cost. Equipment is depreciated over estimated service lives of related assets, five years, using the straight-line method of accounting. Property, plant and equipment undergoing development that is not in service is shown on the balance sheet as construction-in-progress and is not depreciated.

Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property and equipment accounts and depreciated as discussed above.

Long-Lived Assets

The Company reviews its long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the quarter ended April 30, 2010, the Company recorded an impairment charge totaling approximately $631,000 related to assets held for sale. Management has determined that the projected future undiscounted cash flows for assets held for sale exceed their carrying value at July 31, 2010; therefore, no additional impairment loss was indicated or recognized for the three months ended July 31, 2010.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2010

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

The Company may return a portion of the equity proceeds, net of any outstanding obligations to its members, if it does not invest in a biodiesel facility which would be less than members’ original investment.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by FASB ASC 825-10. No events occurred during the nine months ended July 31, 2010 that would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

As of July 31, 2010, the Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis that would require disclosure under this guidance.

The assets held for sale, with a carrying amount of approximately $3,557,000 at April 30, 2010, were written down to fair value of approximately $2,921,000 after completing the long-lived asset valuation analysis. The fair value of the assets held for sale were based on third party information and knowledge of sales of similar assets, which is considered a Level 2 input in the valuation hierarchy. The resulting impairment charge of approximately $631,000 was included in earnings for the quarter ended April 30, 2010. There was no impairment charge for the three months ended July 31, 2010.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2010

4. ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated fair value, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

Amounts included in assets held for sale are as follows:

	July 31, 2010	October 31, 2009*

Land	$250,262	$250,262
Equipment	2,670,375	3,306,799

	$2,920,637	$3,557,061

* Derived from audited financial statements

5. COMMITMENTS AND CONTINGENCIES

Consulting Contract

During October 2009, the Company entered into an agreement with an unrelated advisory service to assist the Company to obtain approximately $6,000,000 in debt financing. The agreement provides for the Company to pay a non-refundable advisory fee of $10,000 and a $5,000 monthly fee through the earlier of March 31, 2010, the closing of the loan, or written notice of termination by the Company. Additionally, the Company agreed to pay the advisory service at time of closing, a debt placement fee of 1% of the total amount of committed debt provided advisory fees will be credited against the debt placement fee.

On April 1, 2010, the consulting agreement was extended to renew monthly until terminated by either party giving written notice of such termination. The Company is continuing to pay the $5,000 monthly fee until the agreement is terminated. As of July 31, 2010, the Company has paid a total of $40,000 in advisory fees towards obtaining the debt financing.

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

The closing of the Transaction contemplated by the Asset Purchase Agreement was conditioned upon the receipt of certain regulatory approvals. Freedom Fuels subsequently filed a voluntary bankruptcy petition under Chapter 11 of Title 11 of the United States Code; accordingly, closing of the Transaction was conditioned upon approval and confirmation from the Bankruptcy Court of Freedom Fuels’ plan of reorganization, which included the Transaction. The Asset Purchase Agreement also required that the Company obtain certain additional financing which the Company sought but did not receive.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2010

The Company and Freedom Fuels anticipated the Transaction would be complete by December 31, 2009; however, the closing was delayed as result of lack of financing. Freedom Fuels then transferred its assets to its bank, Outsource Services Management, LLC and the bankruptcy proceedings transferred to Chapter 7. Outsource Services Management, LLC subsequently transferred the assets to OSM-REO FF, LLC.

On April 2, 2010, the Company entered into an Asset Purchase Agreement with OSM-REO FF, LLC, a Minnesota limited liability company, pursuant to which the Company will acquire substantially all of Freedom Fuels’ assets assigned to OSM-REO FF, LLC and thereafter operate the biodiesel facility in exchange for a total of $10,000,000 paid in cash and long-term debt. However, the purchase price may be reduced up to $250,000 for expenses incurred by the Company to make certain specified repairs. The assets will be transferred to the Company “as-is”. The Company will not assume or be liable for any liabilities incurred prior to the closing date of the Asset Purchase Agreement; however, the Company may assume certain Freedom Fuels’ contracts or permits that may have obligations that continue through and after the closing of the Asset Purchase Agreement.

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

The closing of the transaction contemplated by the Asset Purchase Agreement is conditioned upon approval by regulatory authorities. In August 2010, the Company entered into an amendment to the Asset Purchase Agreement to extend the Closing deadline to September 27, 2010.

Settlement and Termination Agreement

On July 29, 2009, the Company entered into a Unit Purchase Agreement (the “UPA”) with New Equity, LLC (New Equity) pursuant to which the Company would issue 8,254 membership units of the Company to New Equity, representing a 20% ownership interest in the Company after the issuance. As consideration, New Equity was to assign to the Company all of its interest in the debtor in possession loan and provide a promissory note for $2,000,000 (“Dividend Cash Flow Note”). The Dividend Cash Flow Note would have required New Equity to repay the note with distributions from the Company. The repayment schedule required that after the first $1,000,000 of distributions, 50% of the distributions New Equity received thereafter would be remitted back to the Company until the note was repaid. The dividend cash flow note did not bear interest.

On March 31, 2010, the Company entered into an agreement with New Equity, Outsource Services Management, LLC and OSM-REO FF, LLC to release certain direct claims and to terminate the Unit Purchase Agreement. The Agreement also provides for Soy Energy to pay New Equity up to $375,000, reimbursement of certain costs and expenses incurred by New Equity related to the Freedom Fuels biodiesel production facility and for certain other expenses New Equity incurred since its formation. The Agreement is contingent upon regulatory approval and upon the consummation of the acquisition through the delivery of deeds of conveyance.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

July 31, 2010

Escrow Deposit

On July 1, 2010, the Company made a non-refundable deposit totaling $250,000 with the Deposit Escrow Agent as earnest money in connection with the April 2, 2010 Asset Purchase Agreement with OSM-REO FF, LLC. The deposit shall be held in escrow and subsequently released to OSM-REO FF, LLC upon closing or termination of the agreement. If the transaction is closed prior to the closing deadline the deposit shall be credited toward the purchase price of the biodiesel facility.

Construction Agreement

On April 6, 2010, the Company entered into a Phase 1 Engineering Services Agreement with an unrelated party totaling $125,000 to determine the required and necessary modifications to the Mason City, Iowa biodiesel production facility to allow for multiple feedstock capabilities. The Company paid $62,500 as of April 30, 2010 and paid an additional $62,500 during the three months ended July 31, 2010. The total fee will be credited against the maximum guaranteed price of the project.

On August 11, 2010, the Company entered into a construction agreement with the same unrelated party (contractor) discussed in the previous paragraph for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feedstocks. Substantial completion of the work shall be achieved no later than 270 days after the date of notice to proceed has been delivered. If not completed within 45 days after the scheduled substantial completion date, the contractor shall pay the Company $5,500 per day up to, but not exceeding, $350,000. The Guaranteed Maximum Price of the project is $8,350,000 including the contractor’s fee of $350,000. The amount of the Guaranteed Maximum Price will be deposited in to an escrow account to be drawn upon as work progresses. The Company may terminate the agreement with 7 days notice upon written request without cause; however, the contractor is due any amounts incurred for work completed. The Company may terminate the agreement with cause with 7 days notice whereby any unpaid work done by the contractor will only be paid to the extent the Company’s costs and expenses to complete the project are less than the unpaid balance of the Cost of the Work. If the costs and expenses to complete the project exceed the Cost of the Work the contractor shall pay the excess.

Marketing Agreement

On August 12, 2010, the Company entered into a marketing agreement with an unrelated party whereby the marketer would sell and market all of the biodiesel produced by the Company. In the event that the Company is not producing biodiesel by July 15, 2011 either company shall have the option to terminate the agreement with 21 days written notice. The Company shall pay the marketer a fee. The agreement shall commence on the effective date, August 12, 2010, and has an initial term with options to renew for additional terms. If either party breaches the contract, the other party may terminate the agreement if the breach is not cured within 30 days of written notice. This agreement may also be terminated by mutual consent of both parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

          We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2010. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

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

•	Our ability to close on financing from OSM-REO FF, LLC, a Minnesota limited liability company (OSM) to purchase the biodiesel plant in Mason City (the Mason City biodiesel production facility);

•	Our ability to close on our agreement with OSM to purchase the Mason City biodiesel production facility;

•	Overcapacity within the biodiesel industry;

•	Our ability to effectively operate the Mason City biodiesel production facility and manage its business;

•	Changes in our business strategy, capital improvements or development plans;

•	Availability and costs of feedstock, particularly soy oil, animal fats and corn oil;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to successfully have equipment installed on the Mason City biodiesel production facility to make the plant a multi-feedstock capable facility;

•	Actual biodiesel and glycerin production varying at the Mason City biodiesel production facility from expectations;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to the Mason City biodiesel production facility, including lack of reinstatement of the blenders tax credit;

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

•

Outcome of litigation regarding possible patent infringement on certain types of corn oil production technology, which may cause ethanol producers that are currently producing corn oil to cease production and limit our ability to obtain this type of feedstock;

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

          When the economy went into a recession, management determined in October 2008 that obtaining the financing necessary to build even this smaller biodiesel plant was not likely feasible. Therefore, we then began exploring possibilities to use our assets to merge with or invest in a company that has already completed construction of a biodiesel plant, rather than constructing our own plant. Construction of the proposed 15 million gallon per year plant in Marcus, Iowa was approximately 10% complete when management determined completion of the construction was no longer feasible. Although we believe that we will be able to sell our long-lived assets at their current carrying value, we may not be able to sell them at a profit. If we do not sell these assets at the current carrying value or at all, it may result in a material loss to the financial statements. Because we do not anticipate constructing the Marcus, Iowa plant, all funds we expended in our construction and plant development efforts were deemed a loss. From our inception to July 31, 2010, we have incurred accumulated losses of approximately $9,013,000, including impairment charges of approximately $7,553,000.

          On July 29, 2009, we entered into an Asset Purchase Agreement (“APA”) with Freedom Fuels, LLC, an Iowa limited liability company (“Freedom Fuels”) which was in Chapter 11 bankruptcy and owned a biodiesel plant in Mason City, Iowa, pursuant to which we would acquire substantially all of Freedom Fuels’ assets in exchange for $9,000,000 in cash, an agreement assigning to Freedom Fuels all of our right, title and interest in the debtor in possession loans, and an agreement assigning to Freedom Fuels all of the our right, title and interest in the dividend cash flow note of $2 million issued by New Equity, LLC to us. On the same day, we entered into a Unit Purchase Agreement with New Equity, LLC, an Iowa limited liability company (“New Equity”) pursuant to which we would issue 8,254 of our membership units to New Equity, representing a 20% ownership interest in Soy Energy, LLC. New Equity, LLC is comprised of 19 members of Freedom Fuels. New Equity was designated as the Freedom Fuels Debtor In Possession Lender in the plan of reorganization of Freedom Fuels filed with the Bankruptcy Court. As consideration for the units that were to be issued under the Unit Purchase Agreement, New Equity was to assign to us all of its interest in the Debtor In Possession Loan and provide us with a promissory note for $2,000,000.

          However, prior to closing on either of these agreements, it became clear that the financing needed to close on this transaction would not be able to be obtained. Freedom Fuels then transferred all of its assets to its bank and on February 2, 2010 the proceedings were converted from a Chapter 11 voluntary bankruptcy to a Chapter 7 involuntary bankruptcy.

          On April 2, 2010, we entered into an Asset Purchase Agreement with OSM. OSM was previously assigned certain assets related to the biodiesel production facility of Freedom Fuels, LLC. Under the Asset Purchase Agreement, we will pay OSM $10,000,000 to acquire the biodiesel production facility and related assets (the “Transaction”). The assets are being transferred to Soy “as-is.” However, the purchase price may be reduced up to $250,000 for expenses incurred by Soy to make certain specified repairs. The Asset Purchase Agreement provides that we will not assume liabilities of Freedom Fuels or OSM, with the exception of certain taxes, certain liabilities under contracts we assume, and obligations under existing confidentiality agreements.

          We and OSM have made customary representations, warranties and covenants in the Asset Purchase Agreement. Among other conditions, the closing of the Transaction is conditioned upon a $6,000,000 loan to us from OSM to buy the assets. The terms of the financing are described below. In addition, the Transaction is subject to approval by our unitholders before the closing on the Transaction and such unitholder approval was obtained at our annual member meeting on June 24, 2010.

          On August 13, 2010, we entered into an Amendment to the Asset Purchase Agreement with OSM (the “Amendment”). The purpose of the Amendment is to modify the definition of Closing Deadline to extend such date to September 27, 2010.

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

Liquidity and Capital Resources

          Plan of Operations

          We expect to spend the next 12 months (i) closing on the Asset Purchase Agreement and the loan documents we entered into with OSM on April 2, 2010 (the “Loan Agreement”), which provides the terms on which OSM will provide us with certain debt financing to fund our acquisition of the Mason City biodiesel production facility; (ii) installing equipment on the Mason City biodiesel production facility to process corn oil; and (iii) beginning our operations of the Mason City biodiesel production facility. We do not anticipate raising additional equity capital in the next 12 months. However, in the event our equity reserves are not adequate to recommence and continue operations of the Mason City biodiesel production facility, we may be forced to do so. We expect our equity reserves will be adequate for the purchase of the Mason City biodiesel production facility, along with the debt financing we anticipate receiving from OSM. We also plan to use approximately $8,350,000 of our equity reserves to install the front end equipment on the Mason City biodiesel production facility so that it will be multi-feedstock capable. Should we be unsuccessful in completing the purchase of the Mason City biodiesel production facility or in our operation of the plant, our project may fail and we may be dissolved. If we are dissolved, our assets will be distributed pursuant to our operating agreement.

On April 6, 2010, we entered into a Phase 1 Engineering Services Agreement (“Phase 1 Agreement”) with Ball Industrial Services, LLC (“BIS”). The Phase 1 Agreement is related to the required and necessary modifications of the Mason City biodiesel production facility to allow the biodiesel production facility to use 100% corn stillage oil as a feedstock for the conversion to biodiesel (the “Project”). The work to be provided under the Phase 1 Agreement was the necessary preliminary engineering services for the Project and was completed by BIS on May 21, 2010.

          We paid BIS $62,500 upon the execution of the Phase 1 Agreement and paid an additional $62,500 upon the completion of the Phase I Engineering Services. This total fee of $125,000 shall be included and credited against the guaranteed maximum price of the Project.

          We entered into a Construction and Design Agreement (the “Construction Agreement”) with BIS and Ball Construction Services, LLC (collectively, “Ball”) effective August 11, 2010. Under the Construction Agreement, Ball will provide design, engineering, procurement, testing, training, and construction services and labor, materials, supplies and equipment for modifications to the Mason City biodiesel production facility to allow the Mason City biodiesel production facility to produce biodiesel using multiple feedstocks. However, if we do not close on its proposed purchase of the Mason City biodiesel production facility, or if we do not obtain a full financing commitment within 45 days of signing the Construction Agreement, the Construction Agreement will terminate.

          Ball will begin detailed engineering of the modifications when we provide Ball an unrestricted notice to proceed, once we have consummated the acquisition of the Mason City biodiesel production facility and closed on financing. Ball must achieve substantial completion of the modifications no later than 270 days after the notice to proceed. Ball will pay us liquidated damages of $5,500 for each day that substantial completion extends beyond 45 days after the scheduled substantial completion date. However, liquidated damages for such delay shall not exceed $350,000.

          In exchange for the modifications, we will pay Ball the cost of the work (including a project management fee of $350,000), up to a guaranteed maximum price of $8,350,000. If the final cost of the work is less than the guaranteed maximum price, we will divide the difference. Sales, use and similar taxes are excluded from the guaranteed maximum price and will be billed to us separately. We are also required to start-up the Mason City biodiesel production facility using crude soybean oil and must clean and purge the Mason City biodiesel production facility prior to substantial completion of the work.

          Ball guarantees that all of the work will be new (unless otherwise approved by us), of good quality, in conformance with the Construction Agreement and all legal requirements, and free of defects in materials and workmanship. For one year from substantial completion, Ball will correct any work that does not conform to the requirements of the Construction Agreement. If the Mason City biodiesel production facility fails to perform due to defective work, the one-year period will be extended one day for each day that the Mason City biodiesel production facility is not operating due to the defective work. The Construction Agreement states that Ball will not be liable to us for any special, punitive, incidental, indirect or consequential damages arising from the breach of any warranty.

          Ball will provide two months of on-site operational support for our personnel after successful completion of the performance tests; on-site inspections in the third, sixth, ninth, and twelfth months following substantial completion; and, for one year from substantial completion, up to 200 hours of off-site technical and operating procedure support.

          We may terminate the Construction Agreement without cause upon seven days’ written notice to Ball. In such case, we must pay Ball the cost of the work to the termination (including a pro rata portion of the project management fee), to the extent we have not already paid such amounts. We must also pay Ball for equipment that we retain and for certain costs of assignment or termination of subcontracts.

          We may also terminate the Construction Agreement upon seven days’ written notice if Ball commits certain breaches or defaults. In such case, we may take possession of the project site and all materials, equipment and documents and finish the work. Ball will not receive any further payments until the work is finally completed. If our cost and expense of completing the work exceeds the unpaid balance of the cost of the work, then Ball must pay the difference to us. However, if our cost and expense of completing the work is less than the unpaid balance of the cost of the work, we must pay Ball any amounts remaining unpaid that were accrued before the termination, without regard for Ball’s project management fee.

          Unless such event is cured within 10 days’ written notice, Ball may terminate the Construction Agreement if the work is stopped for 45 consecutive days due to: the issuance of an order of a court or other public authority; an act of government; our nonpayment; repeated suspensions; delays or interruptions of the entire work by us that constitute in the aggregate more than 75 percent of the total number of days scheduled for completion, or 120 days in any 365-day period, whichever is less; or our repeated failure to fulfill our obligations. In the event of such termination, Ball can recover from us payment, plus any costs actually incurred due to such termination and damages. Additionally, Ball may stop work for our failure to pay amounts when due, if we fail to cure or reasonably commence to cure such nonpayment within 10 days of notice from Ball.

          If either party institutes or has instituted against it a case under the United States Bankruptcy Code, the bankrupt party must furnish adequate assurance of its ability to perform all future obligations and must also file an appropriate action within the bankruptcy court to seek assumption or rejection of the Construction Agreement within sixty (60) days of the institution of the bankruptcy filing.

          We anticipate the success of our operation of the Mason City biodiesel production facility will be dependent upon several factors. First, we will be dependent upon Ball to successfully install the front-end equipment on the Mason City biodiesel production facility, so that we can effectively utilize a variety of feedstocks, and, specifically, corn oil. We may have difficulties getting the additional equipment to operate smoothly with the current plant technology. Then we will need to be able to find an adequate and cost-effective supply of corn oil to use to produce our biodiesel. We anticipate that we will be able to obtain corn oil largely from local ethanol plants. However, this will require us to enter into agreements with such ethanol plants and we may be unable to enter into the necessary number of agreements or such agreements may be on terms unfavorable to us. Additionally, ethanol plants that are presently producing corn oil as a by-product, may cease such production in the future as a result of patent infringement litigation related to the corn oil technology many ethanol plants are currently using. We may decide to enter into joint ventures with ethanol plants to encourage them to install corn oil equipment on their plants, but this means we will also assume some of the risk.

          Finally, we will be dependent upon our marketer to sell our biodiesel at profitable prices. On August 12, 2010, we entered into a biodiesel marketing agreement with RPMG, INC., a Minnesota corporation (“RPMG”) (the “Marketing Agreement”). Pursuant to the terms of the Marketing Agreement, we agreed that RPMG will market all of the biodiesel we may produce at the Mason City biodiesel production facility during the term of the Marketing Agreement, subject to our right to enter into tolling arrangements that will not be subject to the Marketing Agreement. If we have not commenced operations at the Mason City biodiesel production facility on or before July 15, 2011, then either party may terminate the Marketing Agreement upon twenty-one (21) days written notice to the other party.

          RPMG will be responsible for and shall bear the risk of loss of all biodiesel marketed for us from the time the biodiesel crosses the loading flange at the Mason City biodiesel facility and the common carrier or customer accepts for loading the biodiesel at the Mason City biodiesel facility in either a railcar, tank truck or other transport vehicle.

          We will provide RPMG with production estimates and if we are unable to deliver this estimated monthly biodiesel production and, if as a consequence of the non-delivery, and in order to meet its sale obligation to third parties, RPMG is required to purchase biodiesel, RPMG may purchase biodiesel in the marketplace to meet its delivery obligations on such terms and conditions as it deems appropriate in its sole discretion, provided that RPMG shall utilize commercially reasonable efforts to make any such open market purchases at the lowest available price. If RPMG as a result thereof incurs financial loss, we will reimburse RPMG for any such loss net of any gains.

          The Marketing Agreement requires RPMG to use commercially reasonable efforts to obtain the best price for all biodiesel sold under the Marketing Agreement and RPMG shall have the complete discretion to fix the price, terms and conditions of the biodiesel sales. In exchange for its sales and marketing services, RPMG shall earn a monthly marketing fee. On a monthly basis, RPMG shall calculate an estimate of the gross price for the biodiesel for which RPMG is responsible under the Marketing Agreement to be shipped for the succeeding month, less the estimated distribution expenses (which is the out-of-pocket costs for expenditure obligations to third parties incurred by RPMG in marketing our biodiesel) applicable to said biodiesel, divided by the estimated gallons of biodiesel to be shipped for the succeeding month (the “Net Sales Price Per Gallon”).

          RPMG on a weekly basis will pay 90% of the Net Sales Price Per Gallon multiplied by the number of gallons of biodiesel delivered by us to RPMG for the week, on an average net 10-day basis (e.g. payment on Wednesday shall be for biodiesel delivered during the seven-day period ending on the previous Wednesday). The remaining balance owed, if any, based on actual gross sales less actual distribution expense and less the marketing fee shall be paid within 15 days after the end of each month.

          Following the initial term of the Marketing Agreement, the Marketing Agreement shall automatically renew for successive terms, unless either party gives written notice of non-renewal to the other party not less than one hundred eighty (180) days before the end of the then current term. In addition, either party may terminate the Marketing Agreement upon written notice to the other party if the other party breaches the Marketing Agreement and fails to cure the breach within thirty (30) days after receipt of written notice of such breach or if the other party becomes insolvent, files or has filed against it a petition in bankruptcy that is not dismissed within thirty (30) days, or has a receiver appointed over its assets.

          Sources and Uses of Funds

          We anticipate that any remaining funds from our original intrastate offering will be used to purchase the Mason City biodiesel production facility from OSM, install additional feedstock processing equipment on the Mason City biodiesel production facility, and the start-up of operations. We also anticipate receiving approximately $6,000,000 in debt financing from OSM pursuant to the Loan Agreement for a portion of the purchase price of the Mason City biodiesel production facility.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount

Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Construction of biodiesel facility in Marcus, Iowa	$12,542,000	(2)
Proceeds required to purchase the Mason City plant and complete related improvements	$18,000,000	(3)
Interest income earned on cash and equivalents	$1,376,000

Estimated proceeds remaining for start-up of Mason City plant and related expenditures	$2,616,000	(4)

          (1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary offering costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

          (2) We believe these amounts represent a reasonable estimate of the proceeds we used as of July 31, 2010 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa plus ongoing administrative costs we have associated with operating our business until an acquisition, investment or merger with another company is closed.

          (3) This amount assumes that we close on the Asset Purchase Agreement with OSM. This figure does not included the $6,077,595 we anticipate we will obtain from OSM under the Loan Agreement, or the $375,000 paid to New Equity under the Settlement and Termination Agreement.

          (4) This number is our current cash and equivalents, less: our accounts payable; proceeds needed to purchase the Mason City plant; and proceeds needed to install feedstock processing equipment. If we sell some of the assets we have held for sale, then this will increase the proceeds remaining to invest in the Mason City biodiesel production facility. Additionally, this figure does not include the $6,077,595 in debt financing that we intend to obtain from OSM pursuant to the Loan Agreement, assuming we close on the Loan Agreement, or the $375,000 paid to New Equity under the Settlement and Termination Agreement.

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our 30 million gallon per year biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we needed to complete construction of the plant. On April 10, 2008 our members approved reducing the initial production capacity of the biodiesel plant to 15 million gallons per year from 30 million gallons per year. Upon completing approximately 10% of the construction of our biodiesel plant in October 2008, management determined that it would not likely be feasible to complete construction of the biodiesel plant due to current economic conditions and our lack of debt financing. We may be unable to sell the Marcus site and the construction completed at a profit, or at all. Due to the significant changes we made to our project, we recorded an impairment charge during our quarter ended October 31, 2008 in the value of constructed and construction in process assets of approximately $6,923,000, a portion of which is from the site we purchased. Additionally, as we have not sold the assets being held, we recorded an additional impairment charge of approximately $631,000 during the three months ended April 30, 2010. No additional impairment loss was warranted for the three months ended July 31, 2010.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

          We will be subject to industry-wide factors that affect our anticipated operation of the Mason City biodiesel production facility and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which biodiesel and glycerin will be processed; dependence on RPMG and a glycerin marketer, if we decide to use a glycerin marketer, to market and distribute our products; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; and the cost of complying with extensive environmental laws that regulate the biodiesel industry.

          We anticipate our revenues will consist of sales of biodiesel and glycerin from the Mason City biodiesel production facility. We expect biodiesel sales to constitute the bulk of our revenues. Although the price of diesel fuel has increased over the last several years, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market biodiesel, which could result in the loss of some or all of the value of our units. Further, many biodiesel production facilities have ceased production due to lack of demand for biodiesel, and the industry will need to continue to grow demand to offset the increased supply brought to the market place if and when these facilities re-start production in the future.

          We expect to benefit from federal and state biodiesel supports and tax incentives, however, these benefits may be subject to the applicability of such supports and tax incentives to our operations of the Mason City biodiesel production facility. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel. The most significant of these are the blenders tax credit and the RFS, as amended by the Energy Independence and Security Act of 2007 (the “EISA”).

          The American Jobs Creation Act of 2004 originally created the biodiesel blenders excise tax credit under the Volumetric Ethanol Excise Tax Credit (“VEETC”). Known as the blenders tax credit, it provides a tax credit of $1.00 per gallon for biodiesel. The blenders credit could be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the blenders tax credit was to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which would allow more biodiesel to be used in the marketplace. The blenders tax credit also streamlined the tax refund system for below-the-rack blenders allowed a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The blenders tax credit was set to expire on December 31, 2008, but was extended until December 31, 2009 as part of the Emergency Economic Stabilization Act of 2008 (“EESA”) and as of the date of this report has not been extended further. Without the blenders tax credit, many biodiesel production facilities have been forced to cease operations, and if the blenders tax credit is not reinstated prior to when we attempt to begin production at the Mason City biodiesel production facility, we may face similar struggles.

          The amended RFS, known as RFS2, required the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022. The RFS further required at least 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, increasing to 1 billion gallons by 2012. However, in November 2008, the EPA announced that the RFS program in 2009 would continue to be applicable to producers and importers of gasoline only. This meant that the 500 million gallons of biomass-based diesel required by RFS2 did not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program did not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. On February 3, 2010 the EPA issued final rules under RFS2. The final rules addressed this issue by combining the 2010 biomass-based diesel requirement of 650 million gallons with the 2009 biomass-based diesel requirement of 500 million gallons to require that obligated parties meet a combined 2009/2010 requirement of 1.15 billion gallons by the end of the 2010 compliance year.

          The RFS2 requires that biodiesel reduce greenhouse gas emissions by 50% when compared to conventional diesel in order to count towards the RFS2 mandate. The EPA preliminarily found soy-based biodiesel to reduce greenhouse gas emissions by only 22%. However, biodiesel produced from animal fats was found to meet this greenhouse gas emissions reduction requirement. Lastly, when the EPA issued its final determinations under the RFS2, it found that biodiesel produced from soy oil complies with the 50% greenhouse gas emission reduction requirements.

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

Quarterly Financial Results

          At July 31, 2010, we had total assets of approximately $22,141,000 consisting primarily of cash and equivalents and assets held for sale. At July 31, 2010, we had current liabilities of approximately $122,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at July 31, 2010, was approximately $22,019,000. Since our inception, we have generated no revenue from operations. For the three and nine months ended July 31, 2010, we had a net loss of approximately $255,000 and $1,316,000, respectively.

          Based upon the determination that building a biodiesel production facility would not likely be feasible, we now anticipate purchasing the Mason City biodiesel production facility from OSM for approximately $10,000,000 pursuant to the APA, with $6,000,000 of such purchase price to be financed pursuant to the Loan Agreement, and installing feedstock processing equipment on the plant for approximately $8,350,000. If we cannot complete this transaction as anticipated, we may be forced to dissolve our company, in which case, the assets of the company will be distributed according to our operating agreement, and may result in a loss of your investment.

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

Debt Financing

          In October 2008, management determined it would not likely be feasible to obtain the necessary debt financing to complete construction of our biodiesel plant. We now plan to purchase an existing biodiesel plant in Mason City, Iowa from OSM. We plan to install additional feedstock equipment on this plant. We anticipate we will receive approximately $6,000,000 in debt financing from OSM pursuant to the Loan Agreement to be used towards the purchase price of the Mason City biodiesel production facility.

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

Grants and Government Programs

          Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We are uncertain what grants, loans and forgivable loan programs, if any, will be available if we complete the purchase of the Mason City biodiesel production facility. Some combinations of programs are mutually exclusive. Funds that we have expended in applying for grants, loans and forgivable loan programs related to our construction of a facility in Marcus, Iowa, will likely be a loss, unless we can transfer those benefits as a result of our anticipated purchase of the Mason City biodiesel production facility. Any benefits we may have already received may have to be repaid because we no longer plan to complete construction of our Marcus plant.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

          Our management, including our Chief Executive Officer (the principal executive officer) Charles Sand, along with our Chief Financial Officer (the principal financial officer) Dallas Thompson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended July 31, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          We did not sell any membership units during the three months ended July 31, 2010. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended July 31, 2010.

Net Proceeds	$31,782,000	(1)
Capital Expenditures and Construction Related Costs	(10,932,000)
Project Development Costs	(2,850,000	)(2)

Balance	$18,000,000

(1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

(2) This amount only reflects the funds we have expended as of July 31, 2010 on project development costs and does not include the approximately $1,376,000 we have received from interest on investments. The amount we have received from interest has offset the amount we expended, as reflected on our statement of cash flows and in the table “Estimated Use of Proceeds” above.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. [Reserved]

Item 5. Other Information

          None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Description	Method of Filing

10.1	Asset Purchase Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated April 2, 2010.	1

10.2	Loan Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated April 2, 2010.	1

10.3	Phase I Engineering Agreement between Ball Industrial Services, LLC and Soy Energy, LLC dated April 6, 2010.	1

10.4	Termination and Settlement Agreement between New Equity, LLC, Outsource Services Management, LLC, OSM–REO FF, LLC, and Soy Energy, LLC dated March 31, 2010.	1

10.5	Construction and Design Agreement between Ball Industrial Services, LLC and Soy Energy, LLC dated August 11, 2010.	*

10.6	Non-Pooled Biodiesel Marketing Agreement between RPMG, Inc. and Soy Energy, LLC dated August 12, 2010.+	*

10.7	Amendment to Asset Purchase Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated August 13, 2010.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.
(1)	Incorporated by reference to the quarterly report on Form 10-Q filed on June 14, 2010.
(+)	Confidential Treatment Requested.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date	September 14, 2010	/s/ Charles Sand

Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2010	/s/ Dallas Thompson

Dallas Thompson
Treasurer and Chief Financial Officer