Form 10-K
period 2010-10-31
Soy Energy, LLC
filed 2011-01-31
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2010

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

COMMISSION FILE NUMBER 000-52428

SOY ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-4026473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4172 19th Street SW, Mason City, IA	50401
(Address of principal executive offices)	(Zip Code)

(641) 421-7590
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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant at April 30, 2010, was $31,183,000. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the most recent offering price of our units.

As of the date of this filing, there are 33,018 membership units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

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

PART I

ITEM 1. BUSINESS

Business Development

          Soy Energy, LLC (referred to herein as “Soy Energy” “the Company” “us” or “we”) is a development stage Iowa limited liability company with no prior operating history. We were organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We originally planned to construct a 30 million gallon per year biodiesel plant, but our members later voted to pursue construction of a smaller biodiesel plant. We than determined to develop a 15 million gallon per year biodiesel plant near Marcus, Iowa in Cherokee County.

          When the economy went into a recession, management determined in October 2008 that obtaining the financing necessary to build even this smaller biodiesel plant was not likely feasible. Therefore, we then began exploring possibilities to use our assets to merge with or invest in a company that has already completed construction of a biodiesel plant, rather than constructing our own plant. Construction of the proposed 15 million gallon per year plant in Marcus, Iowa was approximately 10% complete when management determined completion of the construction was no longer feasible. Although we believe that we will be able to sell our long-lived assets at their current carrying value, less estimated selling costs, we may not be able to sell them at a profit. If we do not sell these assets at the current carrying value or at all, it may result in a material loss to the Company. Because we do not anticipate constructing the Marcus, Iowa plant, all funds we expended in our construction and plant development efforts were deemed a loss. From our inception to October 31, 2010, we have incurred accumulated losses of approximately $9,656,000.

          On July 29, 2009, we entered into an Asset Purchase Agreement (“APA”) with Freedom Fuels, LLC, an Iowa limited liability company (“Freedom Fuels”) which was in Chapter 11 bankruptcy and owned a biodiesel plant in Mason City, Iowa (the “biodiesel production facility”). Pursuant to the APA, we would acquire substantially all of Freedom Fuels’ assets in exchange for $9,000,000 in cash, an agreement assigning to Freedom Fuels all of our right, title and interest in the debtor in possession loans and an agreement assigning to Freedom Fuels all of our right, title and interest in the dividend cash flow note of $2,000,000 issued by a to-be-created Freedom Fuels’ investor entity to us.

          However, prior to closing on the APA with Freedom Fuels, it became clear that the financing needed to close on this transaction would not be able to be obtained. Freedom Fuels then transferred all of its assets to its bank and on February 2, 2010 the proceedings were converted from a Chapter 11 voluntary bankruptcy to a Chapter 7 involuntary bankruptcy.

          On April 2, 2010, we entered into an Asset Purchase Agreement with OSM-REO FF, LLC, a Minnesota limited liability company (“OSM”). OSM was previously assigned certain assets related to the biodiesel production facility of Freedom Fuels. Under the Asset Purchase Agreement, we agreed to pay OSM $10,000,000 to acquire the biodiesel production facility and related assets (the “Transaction”). The assets were transferred to Soy Energy “as-is.” However, the purchase price may be reduced up to $250,000 for expenses incurred by Soy Energy to make certain specified repairs and such repairs are currently in process. The Asset Purchase Agreement provided that we would not assume liabilities of Freedom Fuels or OSM, with the exception of certain taxes, certain liabilities under contracts we assumed, and obligations under existing confidentiality agreements.

          We and OSM made customary representations, warranties and covenants in the Asset Purchase Agreement. Among other conditions, the closing of the Transaction was conditioned upon a $6,000,000 loan to us from OSM to use to purchase the assets. The terms of the financing are described below. In addition, the Transaction was subject to approval by our unitholders before the closing on the Transaction and such unitholder approval was obtained at our annual member meeting on June 24, 2010.

          On August 13, 2010, we entered into an Amendment to the Asset Purchase Agreement with OSM (the “Amendment”). The purpose of the Amendment was to modify the definition of Closing Deadline to extend such date to September 27, 2010.

          On September 27, 2010, we entered into a Second Amendment to the Asset Purchase Agreement with OSM (the “Second Amendment”). The purpose of the Second Amendment was to modify the definition of Closing Deadline to extend such date to September 30, 2010.

          We entered into a Construction and Design Agreement (the “Construction Agreement”) with Ball Industrial Services, LLC and Ball Construction Services, LLC (collectively, “Ball”) effective August 11, 2010. Under the Construction Agreement, Ball will provide design, engineering, procurement, testing, training, and construction services and labor, materials, supplies and equipment for modifications to the Mason City biodiesel production facility to allow the biodiesel production facility to produce biodiesel using multiple feedstocks. However, the Construction Agreement provided if we did not close on ourproposed purchase of the biodiesel production facility, or if we did not obtain a full financing commitment within 45 days of signing the Construction Agreement, the Construction Agreement would terminate.

          Ball guaranteed that all of the work will be new (unless otherwise approved by the Company), of good quality, in conformance with the Construction Agreement and all legal requirements, and free of defects in materials and workmanship. For one year from substantial completion, Ball will correct any work that does not conform to the requirements of the Construction Agreement. If the biodiesel production facility fails to perform due to defective work, the one-year period will be extended one day for each day that the biodiesel production facility is not operating due to the defective work. The Construction Agreement states that Ball will not be liable to the Company for any special, punitive, incidental, indirect or consequential damages arising from the breach of any warranty.

          On September 23, 2010, we entered into an amendment to the Construction and Design Agreement with Ball. The purpose of this amendment was to extend the time the Company had to close on its proposed purchase of the Mason City biodiesel production plant, without the Construction Agreement terminating, to October 1, 2010.

          On April 2, 2010, we entered into a Loan Agreement with OSM (the “Loan Agreement”). Subject to the terms of the Loan Agreement, OSM agreed to lend us $6,000,000 to be used to acquire the biodiesel production facility. The initial interest rate is 5%. In October 2016, the interest rate will adjust to the greater of the 5-year LIBOR/swap rate plus 3.5%, with a floor of 5%. During the first year of the loan, we will be required to only pay interest on outstanding amounts. Beginning in November 2011, we will make principal and interest payments amortized over a ten-year period, with maturity of the note in 2021.

          On September 30, 2010, we entered into an Amended and Restated Loan Agreement with OSM. The purpose of amending and restating the Loan Agreement was to address certain items related to closing on the loan and to address additional details related to the Construction Agreement and our anticipated biodiesel production facility modifications to make it multi-feedstock capable.

          On September 30, 2010 we closed on the Transaction. We gave Ball notice on October 1, 2010 to proceed with the construction and installation of front end equipment to make the Mason City biodiesel production facility multi-feedstock capable. As of December 31, 2010, Ball was approximately 15% complete with this construction and we have paid approximately $1,685,000 under the contract.

          To date, we have not generated any revenues and we do not anticipate generating any revenues until we complete the modifications at our biodiesel production facility and begin operations. Since we have not commenced any operations, we do not yet have comparable income, production or sales data.

Plan of Business Through the 2010 Fiscal Year

          We expect to spend the next 12 months (i) installing equipment on our biodiesel production facility to make it multi-feedstock capable; and (ii) beginning operations of our biodiesel production facility. We do not anticipate raising additional equity capital in the next 12 months. We expect our equity reserves will be adequate to complete the installation of the front end equipment on the biodiesel production facility so that it will be multi-feedstock capable. Should we be unsuccessful in our operation of the biodiesel production facility, our project may fail and we may be dissolved. If we are dissolved, our assets will be distributed pursuant to our operating agreement.

          Our construction and equipment installation at the biodiesel production facility is related to the necessary modifications of the biodiesel production facility to allow the biodiesel production facility to use 100% corn stillage oil as a feedstock for the conversion to biodiesel and to otherwise be multi-feedstock capable (the “Project”).

          In exchange for the Project work, we will pay Ball the cost of the work (including a project management fee of $350,000), up to a guaranteed maximum price of $8,350,000. If the final cost of the work is less than the guaranteed maximum price, we will divide the difference. Sales, use and similar taxes are excluded from the guaranteed maximum price and will be billed to us separately. We are also required to start-up the biodiesel production facility using crude soybean oil and must clean and purge the Mason City biodiesel production facility prior to substantial completion of the work.

          Ball will provide two months of on-site operational support for our personnel after successful completion of the performance tests; on-site inspections in the third, sixth, ninth, and twelfth months following substantial completion; and, for one year from substantial completion, up to 200 hours of off-site technical and operating procedure support.

          We anticipate the success of our operation of the biodiesel production facility will be dependent upon several factors. First, we will be dependent upon Ball to successfully install the front-end equipment on the biodiesel production facility, so that we can effectively utilize a variety of feedstocks, and, specifically, corn oil. We may have difficulties getting the additional equipment to operate smoothly with the current technology at the biodiesel production facility. Then we will need to be able to find an adequate and cost-effective supply of corn oil to use to produce our biodiesel. We anticipate that we will be able to obtain corn oil largely from local ethanol plants. However, this will require us to enter into agreements with such ethanol plants and we may be unable to enter into the necessary number of agreements or such agreements may be on terms unfavorable to us. Additionally, ethanol plants that are presently producing corn oil as a by-product may cease such production in the future as a result of patent infringement litigation related to the corn oil technology many ethanol plants are currently using. We may decide to enter into joint ventures with ethanol plants to encourage them to install corn oil equipment on their plants, but this means we will also assume some of the risk.

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

          RPMG will be responsible for and shall bear the risk of loss of all biodiesel marketed for us from the time the biodiesel crosses the loading flange at the biodiesel production facility and the common carrier or customer accepts for loading the biodiesel at the biodiesel production facility in either a railcar, tank truck or other transport vehicle.

          We will provide RPMG with production estimates and if we are unable to deliver this estimated monthly biodiesel production and if as a consequence of the non-delivery and in order to meet its sale obligation to third parties, RPMG is required to purchase biodiesel, RPMG may purchase biodiesel in the marketplace to meet its delivery obligations on such terms and conditions as it deems appropriate in its sole discretion, provided that RPMG shall utilize commercially reasonable efforts to make any such open market purchases at the lowest available price. If RPMG as a result thereof incurs financial loss, we will reimburse RPMG for any such loss net of any gains.

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

Business of the Company

          Acquisition of Plant and Equipment

          Approximately 10% of the construction of the Marcus biodiesel plant was completed before we suspended construction. Should we be unable to sell, or sell at a profit, the real estate and equipment we acquired for our biodiesel plant, we will experience additional impairment.

          We purchased the Mason City biodiesel production facility for approximately $10,000,000 and will complete installation of feedstock processing equipment onto the Mason City biodiesel production facility for approximately $8,000,000, which will allow us to process biodiesel from corn oil and animal fats, in addition to the current capability of processing soybean oil.

          Principal Products and Their Markets

          The principal products of biodiesel plants are biodiesel and crude glycerin. We anticipate that the front end equipment we plan to install on the Mason City biodiesel production facility will make it multi-feedstock capable – meaning we will be able to process many types of vegetable oil and animal fats.

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

Co-product

          Glycerin is the primary co-product of biodiesel production. Glycerin is produced at a rate of approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that make it suitable for use in a wide variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin has many applications, including as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs, and food products. In addition, new uses for glycerin are frequently being discovered and developed. The crude glycerin produced by most biodiesel plants, however, is not suitable for use in pharmaceutical products without further processing. We do not anticipate that the Mason City biodiesel production facility will have the capabilities to refine glycerin into technical or pharmaceutical quality glycerin.

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

Wholesale Market / Biodiesel Marketers

          Most biodiesel is sold on the wholesale market and we anticipate this will be the case with our biodiesel production facility. Biodiesel marketers sell most biodiesel directly to fuel blenders. Fuel blenders purchase B100 and B99.9 biodiesel, and mix it with petroleum-based diesel. The fuel blenders actually deliver the final product to retailers.

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

          We have entered into a biodiesel marketing agreement with RPMG, as discussed above, as a marketer at our biodiesel production facility, and we will be extremely dependent on RPMG. If RPMG cannot sell our biodiesel, or cannot sell it at profitable prices, we will likely experience losses.

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

          Distribution of Principal Products

          We entered into a marketing agreement, when we still anticipated constructing our own plant, with Eco-Energy, Inc. of Franklin, Tennessee (Eco-Energy) to market our glycerin. We have since terminated that agreement on the determination that it is not feasible for us to obtain the financing necessary to build our own plant. We do not have an agreement for a glycerin marketer for the Mason City biodiesel production facility and we may be unable to enter into such an agreement, or may only be able to enter into an agreement on less favorable terms than we had with Eco-Energy.

          The Mason City biodiesel production facility is served by the Iowa Traction Railroad, which connects to the Iowa, Chicago and Eastern Railroad and Union Pacific Railroad. We do not anticipate having a written agreement with the Iowa Traction Railroad other than the crossing agreement, which transferred to us from Freedom Fuels when we purchased the Mason City biodiesel production facility.

          New Products or Services

          We do not anticipate introducing any new products or services during our current fiscal year.

          Our Primary Competition

          Biodiesel is a relatively uniform commodity where competition in the marketplace is predominantly based on price, consistent quality, and to a lesser extent delivery service. We will compete with large, multi-product companies and other biodiesel plants with varying capacities. Some of these companies may be able to produce biodiesel in a more efficient manner than the Mason City biodiesel production facility. We will face competition for capital, labor, management, feedstock and other resources. Competitors may have greater resources than we do. Further, some of our competitors can produce pharmaceutical or technical grades of glycerin which may expand the market for the glycerin they produce.

          According to United States Department of Agriculture, the final estimates as of January 12, 2011, for the United States soybean crop harvested in the fall of 2010 was approximately 3.329 billion bushels. This is down from the soybean crop harvested in the fall of 2009 of approximately 3.359 billion bushels.

          Since soybeans are an agricultural product, seasonal changes can affect the soybean yield. If fewer soybeans were produced in any given year, the biodiesel industry could face significant competition for soybean oil since a decrease in the soybean crop will likely lead to a comparable decrease in the supply of soybean oil.

          Further, in recent years the selling price of soybean oil has increased significantly. The average selling price for soybean oil for July 2007 was approximately $0.35 per pound. According to the USDA’s Oil Crops Outlook January 2011 report the June 2008 soybean oil price reached over $0.62 per pound, the 2010 average soybean oil price was $0.39 per pound. The prices have since come back down and the estimated price of soybean oil for the 2010/2011 crop year are expected to be between approximately 48.0 and 52.0 cents per pound.

          Due to volatile soybean oil prices, many biodiesel producers are exploring the use of corn oil as a feedstock for biodiesel production. One potential source of corn oil that can be used for biodiesel production is from ethanol producers who separate corn oil from the distillers grains they produce as a co-product of the ethanol production process. There are several ethanol production facilities located in Iowa. We entered into corn oil supply agreements with Siouxland Ethanol, an ethanol production company, however; we have allowed this agreement to expire in connection with management’s determination that it was not feasible for us to obtain the financing necessary to construct our own plant. We have entered into a corn oil purchase agreement, which has been amended to be extended through June 30, 2011, with Little Sioux Corn Processors, an ethanol production company. We have been in discussions with several other ethanol plants about implementing corn oil supply agreements for our operations at the Mason City biodiesel production facility. In addition, other biodiesel producers are considering the same option and competition for suppliers of corn oil may increase in the biodiesel industry. This competition may increase the selling price of corn oil which may make corn oil an unattractive option for biodiesel production in the future.

          Not only will we compete with other biodiesel producers in the purchase of feedstocks, but will also compete with other biodiesel producers in the sale of the biodiesel and glycerin they produce. We expect that additional biodiesel producers will continue to enter the market if the demand for biodiesel increases. When new producers enter the market, they will increase the supply of biodiesel in the market. If demand does not keep pace with additional supply, the selling price of biodiesel will likely decrease and we may be unable to operate the Mason City biodiesel production facility profitably. We believe that currently there may be a greater supply of biodiesel than current demand. Further, we believe many biodiesel producers are already operating at less than full capacity and some biodiesel producers have ceased production of biodiesel altogether. We may be forced to scale back production of biodiesel or cease producing biodiesel altogether should market forces dictate.

          The National Biodiesel Board reports that biodiesel production has steadily grown over the years. The National Biodiesel Board estimates that United States biodiesel production increased from approximately 112 million gallons of biodiesel in 2005 to an estimated 700 million gallons of biodiesel production in 2008. However, the 2009 production dropped to approximately 545 million gallons. While the demand for biodiesel has steadily increased over the past several years, so has the number of biodiesel producers as well as the biodiesel production capacity of the biodiesel industry. Demand for biodiesel may not continue to increase, or it may increase at a slower pace than the increase in biodiesel supply. This could negatively affect the selling price of biodiesel.

          Biodiesel plants are operating or have been proposed in a total of at least 46 states. As of December 12, 2010, the Biodiesel Magazine website reported that there were 167 biodiesel plants in the United States, but that only 109 of these plants are currently operating. The total annual production capacity of all 167 plants is 2.82 billion gallons, the production capacity of those currently operating is 1.94 billion gallons. Two plants are undergoing expansion to increase their annual production capacity and another 11 plants were reported to be in the planning stages or under construction as of December 12, 2010. The additional combined capacity of these plants under construction or expansion is estimated at 386 million gallons per year. We will likely compete with several biodiesel plants with capacity to produce significantly more biodiesel than the Mason City plant will likely produce. These large biodiesel producers include the 85 million gallon per year Archer Daniels Midland Co (ADM) canola-based plant in Velva, North Dakota; the 90 million gallon per year Green Earth Fuels multi-feedstock plant in Galena Park, Texas; the 100 million gallon per year multi-feedstock Imperium Grays Harbor plant in Grays Harbor, Washington; the 100 million gallon per year multi-feedstock plant in Las Vegas, Nevada; and the 180 million gallon per year multi-feedstock RBF Port Neches plant in Port Neches, Texas. These large biodiesel producers may be able to realize economies of scale producing biodiesel that the our biodiesel production facility will likely be unable to realize.

          Currently, according to the Iowa Renewable Fuels Association, there are 12 biodiesel plants in Iowa, including the Mason City biodiesel production facility. Iowa biodiesel production capacity is approximately 314.5 million gallons per year. However, many of these plants were temporarily shut down due to the loss of the biodiesel blenders’ tax credit, which expired on December 31, 2009 and only in December 2010 was it reinstated for 2011 and made retroactive for 2010. We will compete with other biodiesel producers in Iowa in the sale of biodiesel and glycerin. In addition, we will compete directly with other Iowa biodiesel producers for the procurement of feedstocks. Feedstock that is located in close proximity to a plant is the most cost effective as it results in less transportation costs. However, as biodiesel production increases in Iowa, it may increase demand for these feedstocks, which may require us to purchase feedstock from farther away, which could increase the transportation expenses and reduce revenues.

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

          Soybean oil is the most abundant feedstock available in the United States. The ten-year average price for soybean oil is approximately 29.6 cents per pound. The USDA’s Oil Crop Outlook for January 2011 reported that the June 2008 average price for soybean oil was 62.43 cents per pound, more than double the ten average. However, the December 2010 soybean oil price was approximately 51.51. The USDA is forecasting the price of soybean oil during the 2010/2011 crop year to be between 48.0 and 52.0 cents per pound. We anticipate that soybean oil prices will remain volatile into the foreseeable future.

          It takes about 7.3 pounds of soybean oil to produce one gallon of biodiesel. Due to the volatile soybean oil prices, we are in the process of installing equipment on the Mason City biodiesel production facility so it will have the capability to use alternative sources of feedstock for biodiesel production. However, the prices of alternative feedstocks are increasing as well. In the January 13, 2011 Oil Crops Outlook report, the USDA reported that lard and edible tallow cost approximately 38.30 cents and 45.00 cents per pound, respectively, for the average December price. Moreover, the USDA predicted lard and edible tallow prices will increase in the 2010/2011 crop season to approximately 41.0 - 45.0 cents for lard and approximately 41.5 - 45.5 cents per pound for edible tallow. This increase in feedstock prices associated with biodiesel production may also occur in the corn oil we anticipate using as the primary feedstock for our biodiesel plant.

          We anticipate pursuing the use of corn oil as the primary feedstock for our biodiesel production process. Such technology is currently being installed on our biodiesel production facility. One source of corn oil that can be used in the biodiesel production process is from distillers grains produced by ethanol plants. Ethanol plants can install equipment to separate corn oil from the distillers grains produced by the ethanol production process. Some ethanol producers have already installed and others are considering installing this equipment in order to sell the corn oil that can be recaptured from their distillers grains. We anticipate that corn oil can be procured to be used in the biodiesel production process for prices that are lower than the current price of soybean oil. We anticipate that production of biodiesel will require approximately 8 pounds of corn oil to produce one gallon of biodiesel. Depending on the price at which we can secure corn oil, this may allow us to produce biodiesel less expensively than biodiesel produced from soybean oil.

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

Type of Fuel	Pour Point
Soy-based Biodiesel (B100)	30°F
Tallow-based Biodiesel (B100)	61°F
No. 2 Petro Diesel (B0)	-30°F
B2 Soy Blend with No. 2 Diesel	-25°F

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

          The equipment we are installing at our biodiesel production facility will allow processing of crude animal fats or corn oil. The biodiesel production facility is currently capable of processing only soybean oil. In the event the technology we are installing does not work effectively to process these feedstocks, we may be unprofitable.

          Dependence on One or a Few Major Customers

          We anticipate we will enter into agreements with a glycerin marketer, however, we may be unable to do so or the terms may be unfavorable. If any glycerin marketer we hire fails to successfully market our glycerin, such failure could have a significant negative impact on our revenues. Any failure by RPMG to market our biodiesel at profitable prices will also have a significant negative impact on our revenues.

          Patents, trademarks, licenses

          We do not currently hold any patents or trademarks.

          Governmental approval and regulations

Federal Biodiesel Supports

          We expect demand for biodiesel in the United States to grow due to the demand for cleaner air, an emphasis on energy security, and the Renewable Fuels Standard and other government support of renewable fuels. The Energy Policy Act of 2005 and Jobs Bill established the groundwork for biodiesel market development. The Energy Independence and Security Act of 2007 was designed to further encourage the production and use of biodiesel in the United States.

Renewable Fuels Standard

          The Energy Policy Act of 2005 created the Renewable Fuel Standard (RFS) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022 (RFS2). The RFS2 requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The RFS2 further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS2 program in 2009 would continue to be applicable to producers and importers of gasoline only. This meant that the 500 million gallons of biomass-based diesel required by the RFS2 did not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program did not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. On February 3, 2010 the EPA issued final rules under RFS2. The final rules addressed this issue by combining the 2010 biomass-based diesel requirement of 0.65 billion gallons with the 2009 biomass-based diesel requirement of 0.5 billion gallons to require that obligated parties meet a combined 2009/2010 requirement of 1.15 billion gallons by the end of the 2010 compliance year. We anticipate that there will again be a roll-over of some of the 2010 requirement into 2011 and also that some of the cellulosic requirements that cannot be achieved due to lack of technology may be allowed to be filled by biodiesel. Thus, we anticipate that biodiesel requirements under the 2011 RFS2 may exceed the previously set 800 million gallon requirement for 2011.

          Part of RFS2 required that advanced biofuels reduce life cycle greenhouse gas emissions by 50% relative to gasoline sold or distributed in transportation. In May 2009, the EPA proposed rules that took into account indirect land use changes when calculating greenhouse gas emissions. Based on the EPA’s preliminary findings, soy-based biodiesel was found to reduce greenhouse gas emissions by only 22%, which would disqualify it from counting towards the RFS2. Biodiesel from animal fat was found to reduce greenhouse gas emissions by approximately 80%. The EPA did not measure biodiesel produced from corn oil. However, when the EPA issued its final determinations under the RFS2, it found that soy oil complies with the 50% greenhouse gas emission reduction requirements.

          The RFS2 program recently gained additional certainty when on December 21, 2010, a lawsuit challenging the RFS2 regulations was dismissed. We anticipate that the RFS2 may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS2. As of December 12, 2010, the Biodiesel Magazine website estimated that national biodiesel production capacity was approximately 2.83 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. We also anticipate that the expanded RFS2 will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS2 requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap. Because the biodiesel tax credit was only recently reinstated and extended, we are still not certain if this measure will be enough to re-stimulate the biodiesel market.

Biodiesel Tax Credit

          The American Jobs Creation Act of 2004 originally created the biodiesel blender’s excise tax credit under the Volumetric Ethanol Excise Tax Credit (“VEETC”). Known as the biodiesel tax credit, it provided a tax credit of $1.00 per gallon for biodiesel. The biodiesel credit may be claimed in both taxable and nontaxable markets, including exempt fleet fuel programs and off-road diesel markets. The desired effect of the biodiesel tax credit was to streamline the use of biodiesel and encourage petroleum blenders to blend biodiesel as far upstream as possible, which will allow more biodiesel to be used in the marketplace. The biodiesel tax credit also streamlined the tax refund system for below-the-rack blenders to allow a tax refund of the biodiesel tax credit on each gallon of biodiesel blended with diesel (dyed or undyed) to be paid within 20 days of blending. Below-the-rack blenders are those blenders that market fuel that is for ground transportation engines and is not in the bulk transfer system. The biodiesel credit expired on December 31, 2009. Only in December 2010 was the biodiesel tax credit reinstated retroactively for 2010 and extended through December 31, 2011. Due to the recent nature of this change, it remains uncertain whether a one year extension of the biodiesel tax credit will be sufficient to stimulate demand for biodiesel. Moreover, we will not benefit from the retroactive application of the biodiesel tax credit in 2010, because we did not operate during 2010.

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

State Legislation

          Several states, including Iowa, are currently researching and considering legislation to increase the amount of biodiesel used and produced in their states. Minnesota was the first state to mandate biodiesel use. The Minnesota legislation, which became effective in September 2005, required that all diesel fuel sold in the state contain a minimum of 2% biodiesel. In 2008, Minnesota passed additional legislation to increase biodiesel content of diesel fuel sold in the state from 2% to 20%, which is the highest in the nation, by 2015. In 2009, Minnesota increased its biodiesel blend requirements to mandate all diesel fuel contain a minimum of 5% biodiesel, however; the state has occasionally had to suspend this requirement during winter months, due to cold flow concerns. Similarly, in July 2008, Massachusetts signed a law that requires all home heating oil and diesel fuel in the state to consist of 2% biodiesel by 2010 and 5% biodiesel by 2013. However, the Massachusetts Department of Energy Resources will be entitled to delay those requirements if it determines that fuels are not available to meet these requirements.

          Originally passed in May 2006, and updated in 2009, Iowa passed legislation that creates a renewable fuels standard (IRFS) that requires 10% of the fuel used in Iowa to be from renewable sources by 2009 and increasing the renewable fuel standard to 25% by 2021. While this does not require biodiesel use, it may significantly increase renewable fuels use in Iowa, which may include increased biodiesel use in Iowa. The Iowa legislation includes tax credits to help retailers meet this requirement.

          For example, Iowa provides for an incentive of three cents per gallon of biodiesel sold for retailers who sell at least 50% biodiesel blends. This incentive, known as the Biodiesel Blended Fuel Tax Credit, is also expected to support biodiesel sales and production. This incentive is set to expire in 2012.

          In addition, in 2009, Iowa passed the Ethanol Promotion Tax Credit, which began in 2009 and ends after calendar year 2020. The incentive each site is eligible for will be directly tied to the IRFS schedule with amounts to be paid only for “pure” ethanol gallons (E100). The law allows “pure” biodiesel gallons (B-100) to count toward achieving the threshold schedule. However, biodiesel gallons are not eligible for these credits; as they are covered by the Biodiesel Blended Fuel Tax Credit. The schedule is based on E-100 plus B-100 divided by total gasoline gallons. The amount of the credit will be determined each year using:

o	6.5 cents per gallon of E100 if retailer meets the biofuel standard threshold percentage

o	4.5 cents per gallon of E100 if retailer is within 1-2% of threshold percentage

o	2.5 cents per gallon of E100 if retailer is within 3-4% of threshold percentage

o	0 cents if more than 4% below the threshold percentage

                    We anticipate this program may also support biodiesel demand and growth in our industry.

          Other states have enacted legislation to encourage (but not require) biodiesel production and use. Several states provide tax incentives and grants for biodiesel-related studies and biodiesel production, blending, and use. In addition, several governors have issued executive orders directing state agencies to use biodiesel blends to fuel their fleets.

Future Legislation

          Environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) governs our plant operations. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other adverse effects on our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.

          Research and Development

          We do not conduct any research and development activities associated with the development of new technologies for use in producing biodiesel.

          Costs and Effects of Compliance with Environmental Laws

          We were subject to extensive air, water and other environmental regulations when we were in the process of constructing our own plant and we obtained a number of environmental permits to construct the Marcus biodiesel plant. We engaged Stanley Consultants, Inc. to assist us in obtaining the necessary permits to construct and operate the Marcus biodiesel plant, however, we have terminated this agreement in connection with management’s determination that it is not feasible for us to obtain financing necessary to build our own plant.

          We received all existing permits related to the Mason City biodiesel production facility in our purchase of the facility. We are working with Ball to obtain all of the necessary permits for the equipment installation and subsequent operations of the Mason City biodiesel production facility. We estimate that we will spend approximately $20,000 to $30,000 in complying with environmental laws applicable to the Mason City biodiesel production facility during our 2011 fiscal year.

          Our anticipated operation of the Mason City biodiesel production facility will be subject to oversight activities by the EPA. We may be required to expend resources to see that the Mason City biodiesel production facility has all of the necessary permits for our operation of it. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. Our operation of the Mason City biodiesel production facility could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims could have an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

          Employees

          We currently have three full-time employees and no part-time employees. Our employee needs in the future will likely increase once we begin operating the Mason City biodiesel production facility, and we anticipate we will have approximately twenty-one full time employees when we begin operations.

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

Risks Related to Our Financing Plan

          Our Loan Agreement contains restrictive covenants.

          We have undertaken significant borrowings to finance the purchase of the Mason City biodiesel production facility. Our Loan Agreement with OSM contains restrictive covenants which, among other things, require us to maintain minimum levels of debt to equity, financial ratios, including a fixed charge coverage ratio, and a capital expenditure limit. In addition, the covenants may restrict our ability to make distributions without the prior consent of OSM. Failure to comply with these covenants may constitute an event of default under our Loan Agreement. A declaration of default under the Loan Agreement could have a material adverse impact on our financial condition and results of operations.

Risks Related to Soy Energy as a Development-Stage Company

We have no experience in the biodiesel industry, which increases the risk of our inability to successfully manage the operations of the biodiesel production facility.

          We are a development-stage company with no revenues. We are presently, and will likely continue to be for some time, dependent upon our initial directors. Most of these individuals are experienced in business generally but have no experience, or very limited experience, in raising capital from the public, or in governing and operating a public company. Most of our directors have no expertise in the biodiesel industry. In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on their time and attention. Our failure to profitably operate the Mason City biodiesel production facility could result in our failure. If we fail, the value of our units may decrease or be eliminated altogether.

Soy Energy has no operating history, which could result in errors in management and operations causing a reduction in the value of our units.

          We have no history of operations. We may not be able to effectively manage our obligations. This period of installing equipment and beginning operations of the biodiesel production facility is likely to be a significant challenge to us. If we fail to manage our business, the value of our units may be reduced or eliminated altogether.

Risks Related to Biodiesel Production

The biodiesel production business is sensitive to feedstock prices. Changes in the prices and availability of feedstock may hinder our ability to generate revenue and reduce the value of our units.

          Our results of operations and financial condition will be significantly affected by the cost and supply of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we will not be able to pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased revenues. If we experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenue, which may prevent us from operating the Mason City biodiesel production facility profitably, and thus reduce or eliminate the value of our units.

          Biodiesel production will require significant amounts of feedstock. We expect the cost of feedstock will represent approximately 70%-90% of the cost of production. We anticipate that we will install equipment onto the Mason City biodiesel production facility so it will be able to process soybean oil (crude and refined), animal fats and corn oil.

          In the past, the price of soybean oil has been volatile, fluctuating at times between 23.4 cents and 62.43 cents per pound. The USDA is projecting the average price of soybean oil for the 2010/2011 crop year will be between 48 and 52 cents per pound, according to its January 13, 2011 Oil Crops Report. Soybean prices may also be affected by other market sectors because soybeans are comprised of 80% protein meal and only 20% oil. Soybean oil is a co-product of processing, or “crushing,” soybeans for protein meal for livestock feed. Currently, soybean crush capacity is concentrated among four companies, Cargill, Inc., Bunge, ADM and Ag Processing Inc., which represent more than 80% of crushing operations in the United States. Of these companies, both Cargill and ADM have constructed biodiesel plants and we expect the Mason City plant would compete with them and other plants for feedstock origination.

           Competition for corn oil, raw soybean oil, animal fats and other feedstock may increase the cost of feedstock and harm the financial performance of the Mason City plant, thereby lowering the value of our units. If the Mason City plant is unable to obtain adequate quantities of feedstock at economical prices, the value of our units may decrease or be eliminated altogether.

Reliance upon third parties for feedstock supply may hinder our ability to profitably produce biodiesel.

          In addition to being dependent upon the availability and price of feedstock supply, we will be dependent on relationships with third parties, including feedstock suppliers. If suppliers fail to supply the agreed upon amount of feedstock, then we will have to secure feedstock for the Mason City biodiesel production facility from other sources. We may not be able to secure such feedstock or may not be able to secure the feedstock at prices that allow the biodiesel production facility to operate profitably. If we are unable to secure the feedstock it requires at prices that allow us to operate the biodiesel production facility profitably, we could fail, and as a result, reduce or eliminate the value of our units.

          We anticipate we will obtain a majority of our feedstock for the Mason City biodiesel production facility in the form of corn oil from ethanol plants. Although there are a large and growing number of ethanol plants, not all of them produce and market corn oil. Ethanol producers may choose not to install the equipment necessary to separate the corn oil since this would require a significant capital expenditure by the ethanol plant. Moreover, due to recently instigated litigation regarding possible patent infringement on certain types of corn oil production technology, ethanol producers that are currently producing corn oil may cease production. Further, since other biodiesel producers are considering using corn oil as the feedstock for their biodiesel production process, the price of corn oil may increase significantly, which could eliminate any advantage to using corn oil. If we are unable to obtain adequate amounts of corn oil at profitable prices for the Mason City biodiesel production facility, we may have to change our business plan and we may not be successful.

Declines in the prices of biodiesel and its co-products will have a significant negative impact on our financial performance and the value of our units.

          Our revenues will be greatly affected by the price at which we can sell our biodiesel and the primary co-product, glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include overall supply and demand, the price of diesel fuel, levels of government support, and the availability and price of competing products. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may reduce our anticipated revenue, causing a reduction in the value of our units.

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

          Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. For example, a batch of biodiesel that failed to meet industry specifications in Minnesota resulted in a 10-day emergency variance from the state’s biodiesel requirement in order to allow for time to fix the problem. Although industry representatives attributed the problem to start-up glitches in the state’s new biodiesel plants, similar quality control issues could result in a decrease in demand for biodiesel, which could decrease or eliminate the value of our units.

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

          The tendency of biodiesel to gel in colder weather may also result in long-term storage problems. At low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks. This may cause a decrease in demand for our product in colder climates due to increased storage costs which may result in a decrease in the value of our units.

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

          The trucking industry opposed the imposition of the Minnesota 2% biodiesel requirement, citing concerns regarding fuel expense and lack of infrastructure necessary to implement the requirement. While this opposition was unsuccessful, Minnesota has since increased to a 5% biodiesel requirement. The mandate was temporarily suspended from January 2010 through March 2010 due to coldflow concerns. Such concerns may result in opposition to similar proposed legislation in other states in the future and may negatively impact our ability to market our biodiesel.

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

Risks Related to Biodiesel Industry

The downturn in the U.S. economy has caused demand for biodiesel to decline, which may adversely affect our revenues.

          The U.S. stock markets have tumbled since September 2008 upon the collapse of multiple major financial institutions, the federal government’s takeover of two major mortgage companies, Freddie Mac and Fannie Mae, and the plans pursuant to which the federal government directly invested in troubled financial institutions. Financial institutions across the country have lost billions of dollars due to the extension of credit for the purchase and refinance of over-valued real property. Other large corporate giants, such as the big three auto makers, have also received government bailout money. These factors have caused significant economic stress and upheaval in the financial and credit markets in the United States, as well as abroad. Credit markets have tightened and lending requirements have become more stringent. Although demand for biodiesel typically declines in colder winter months due to its cold flow properties, we believe that these economic factors have contributed to an even greater decrease in demand for biodiesel. It is uncertain for how long and to what extent these economic troubles may negatively affect biodiesel demand in the future. If demand for biodiesel declines, our business may fail and you may lose your investment.

If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity may adversely impact our financial condition.

          In 2007, the National Biodiesel Board estimated that there was approximately 450 million gallons of biodiesel demand in the United States. As of December 12, 2010, the Biodiesel Magazine website reported that there were 167 biodiesel plants in the United States, but that only 109 of these plants are currently operating. The total annual production capacity of all 167 plants is 2.82 billion gallons, the production capacity of those currently operating is 1.94 billion gallons. Two plants are undergoing expansion to increase their annual production capacity and another 11 plants were reported to be in the planning stages or under construction as of December 12, 2010. The additional combined capacity of these plants under construction or expansion is estimated at 386 million gallons per year. Thus, the estimated annual production capacity for existing plants and plants currently under construction far exceeds the current estimated annual demand for biodiesel in the United States. While the pace of construction and expansion in the biodiesel industry has slowed, there may be significantly more biodiesel supply than there is biodiesel demand. Excess biodiesel supply may result in a decrease in the selling price of biodiesel. If this is the case, it may affect our ability to operate the Mason City biodiesel production facility profitably.

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

          Nationally, the biodiesel industry may become more competitive given the construction and expansion that is occurring in the industry. As of December 12, 2010, the Biodiesel Magazine website reported that there were 167 biodiesel plants in the United States. Biodiesel plants are operating or have been proposed in at least 46 states. Several other companies have proposed building biodiesel plants and some are currently raising debt and equity financing to build biodiesel plants.

          We anticipate that we will face competitive challenges from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply their own inputs. Cargill, Inc., a large supplier of soybean oil, owns a 37.5 million gallon biodiesel plant in Iowa Falls. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., constructed an 85 million gallon plant in North Dakota. These plants are capable of producing significantly greater quantities of biodiesel than the amount we expect any company we may invest in or merge with to produce. Moreover, these larger plants may not face the same competition we will for inputs, as the companies that own the larger plants are suppliers of the inputs. In light of such competition, we may be unable to effectively compete in the biodiesel industry. If we are unable to effectively compete in the biodiesel industry, we may fail, which could result in the loss of some or all of the value of our units.

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

          The biodiesel industry and our business are assisted by various federal biodiesel incentives. One such incentive is the biodiesel blenders tax credit, which provides a tax credit of $1.00 per gallon of biodiesel. The blenders credit expired on December 31, 2009 and only in December 2010 was it extended for 2011 and made retroactive for 2010. These tax incentives for the biodiesel industry may not continue, or, if they continue, the incentives may not be at the same level. The elimination or reduction of tax incentives to the biodiesel industry, including the biodiesel tax credit, could significantly reduce the market for biodiesel and could materially impair our ability to profitably produce and sell biodiesel. The loss or reduction of the biodiesel tax credit would make it more costly or difficult to produce and sell biodiesel and we could be forced to take significant cost savings measures or temporarily or permanently cease production at our biodiesel production facility. If the federal tax incentives are eliminated or sharply curtailed, we believe that a continued decreased demand for biodiesel will result, which could further depress biodiesel markets and negatively impact our financial performance.

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

          The European Commission conducted anti-subsidy and anti-dumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. The tariffs went into effect March 13, 2009 and the European Commission determined in July 2009 that the tariffs would be extended through 2014. According to the May 2009 issue of the Biodiesel Magazine, the tariffs could result in an additional charge of $30 to $265 per metric ton of biodiesel. These tariffs have virtually eliminated U.S. biodiesel industry’s ability to make profitable sales in Europe.

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

          There is currently no established public trading market for our units and we do not anticipate an active trading market will develop. To maintain partnership tax status, our members may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof). We therefore do not expect to apply for listing the units on any securities exchange including the NASDAQ or New York Stock Exchange. We do maintain a qualified matching service, however, this bulletin board has limited application and certain restrictions. As a result, our units are not liquid which could reduce or eliminate the value of our units.

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

Risks Related to Tax Issues

          To ensure compliance with IRS Circular 230, you are hereby notified that: (A) any discussion of federal tax issues in this Form 10-K is not intended or written to be used, and cannot be used by you, for the purpose of avoiding penalties that may be imposed on you under the Internal Revenue Code; (B) such discussion is written to support the promotion or marketing of the transactions or matters addressed herein; and (C) you should seek advice based on your particular circumstances from an independent tax advisor concerning the impact that your participation in Soy Energy may have on your federal income tax liability and application of state and local income and other tax laws to your participation in Soy Energy.

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

          It is likely that the IRS will treat a unit holder’s interest in us as a “passive activity.” If the unit holder is either an individual or a closely held corporation, and if the IRS deems the unit holder’s interest to be a “passive activity,” then the unit holder’s allocated share of any loss we incur will be deductible only against income or gains the unit-holder has earned from other passive activities. Passive activity losses that the IRS disallows in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict a unit holder’s ability to currently deduct any of our losses that are passed through to such unit-holder.

Income allocations assigned to a unit-holder’s units may result in taxable income in excess of cash distributions, which means our unit-holders may have to pay income tax on their investment with personal funds.

          Unit holders will pay tax on their allocated shares of our taxable income. A unit holder may receive allocations of taxable income that result in a tax liability that is in excess of any cash distributions we may make to the unit holder. This result might occur due to, among other things, accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. Accordingly, the IRS may require unit-holders to pay some or all of the income tax on their allocated shares of our taxable income with personal funds.

An IRS audit could result in adjustments to Soy Energy’s allocations of income, gain, loss and deduction causing additional tax liability to our unit-holders.

          The IRS may audit our income tax returns and may challenge positions taken for tax purposes and allocations of income, gain, loss, and deduction to unit holders. If the IRS were successful in challenging our allocations in a manner that reduces loss or increases income allocable to unit holders, a unit holder may have additional tax liabilities. In addition, such an audit could lead to separate audits of a unit-holder’s tax returns, especially if the audit requires adjustments, which could result in adjustments on unit holders’ tax returns. Any of these events could result in additional tax liabilities, penalties and interest to our unit holders, and the cost of filing amended tax returns.

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

ITEM 2. PROPERTIES.

          We purchased approximately 35 acres for our proposed biodiesel plant near Marcus, Iowa. Due to the historic agricultural use of the site, we do not anticipate encountering any environmental contamination issues on the site. We commenced construction of the Marcus, Iowa biodiesel plant on this site which was approximately 10% complete at the time we determined not to proceed with construction. Marcus, Iowa is located in northwest Iowa. The site is located on the Canadian National Railroad. The site is located approximately 45 miles south of Interstate 90, 40 miles east of Interstate 29, and 80 miles north of Interstate 80. We paid approximately $250,000 for the site.

          We no longer anticipate that we will complete construction of the Marcus biodiesel plant. The site, therefore, may be sold, although we may not be able to sell it at all or may not be able to sell it at a profit.

          In connection with our purchase of the Mason City biodiesel production facility, we purchased approximately 45 acres upon which the biodiesel production facility sits. Mason City is in north central Iowa. The site is located on the Iowa Traction Railroad and approximately 10 miles from Interstate 35.

ITEM 3. LEGAL PROCEEDINGS.

          From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are currently not involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          We have only one class of membership units. Our membership units are not traded on any public market. Our membership units were last offered during fiscal 2007 in our intrastate offering at a price of $1,000 per membership unit. Our operating agreement was amended, as approved by our members, to allow certain transfers once we closed on the purchase of the Mason City biodiesel production facility.

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

          There are no outstanding options or warrants to purchase, or securities convertible into, common equity of the company. As of October 31, 2010, we had 33,018 membership units issued and outstanding and a total of approximately 1,062 unit holders. Our units may not be transferred absent registration pursuant to, or an exemption from, federal and state securities laws. In addition, our operating agreement restricts the transfer of units. To maintain partnership tax status, the units may not be traded on an established securities market or readily tradable on a secondary market. Our operating agreement also bars members from having a direct or indirect interest in more than 49% of the issued and outstanding units at any time. Finally, we have not offered any compensation plans under which equity securities are authorized for issuance.

Sale of Unregistered Securities and Use of Proceeds

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount
Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Construction of biodiesel facility in Marcus, Iowa.	(8,593,000	)(2)
Estimated Proceeds Used in Development and Purchase of biodiesel facility in Mason City, Iowa.	(6,450,000)
Proceeds used to purchase the Mason City biodiesel production facility	(4,000,000	)(3)
Estimated Proceeds Used in Construction of Equipment at Mason City biodiesel production facility	(1,323,000)
Proceeds required to complete related improvements on the Mason City biodiesel production facility	(6,677,000)
Interest income earned on cash and equivalents	1,386,000
Estimated proceeds remaining for start-up of Mason City plant and related expenditures (does not include debt financing from OSM)	$6,125,000	(4)

          (1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary offering costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

          (2) We believe these amounts represent the proceeds we used as of October 31, 2010 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa.

          (3) This figure does not include the $6,077,595 we obtained from OSM under the Loan Agreement, or the $375,000 paid to New Equity under the Settlement and Termination Agreement.

          (4) This number is our current cash and equivalents, less: our accounts payable; and accrued expenses. If we sell some of the assets we have held for sale, then this will increase the proceeds remaining to invest in the Mason City biodiesel production facility. Additionally, this figure does not include the $6,077,595 in debt financing that we obtained from OSM pursuant to the Loan Agreement, or the $375,000 paid to New Equity under the Settlement and Termination Agreement.

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

•	Overcapacity within the biodiesel industry;

•	Our ability to effectively operate the Mason City biodiesel production facility and manage our business;

•	Changes in our business strategy, capital improvements or development plans;

•	Availability and costs of feedstock, particularly soy oil, animal fats and corn oil;

•	Changes in the price and market for biodiesel and glycerin;

•	Our ability to successfully install equipment to make the Mason City biodiesel production facility a multi-feedstock capable plant;

•	Actual biodiesel and glycerin production varying from expectations;

•

Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to the Mason City biodiesel production facility;

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in plant production capacity or technical difficulties in operating the Mason City biodiesel production facility;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business;

•	Our potential liability resulting from future litigation;

•	General economic conditions;

•	Ability to sell assets held for sale at their carrying value minus selling costs;

•	Changes and advances in biodiesel production technology;

•	Restrictive covenants in our Loan Agreement;

•	Competition from other alternative fuels; and

•	Other factors described elsewhere in this report.

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

Overview

          Soy Energy, LLC was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We anticipated constructing a biodiesel plant with a production capacity of 15 million gallons per year using technology provided by Best Energies, Inc. (“Best Energies”) in Marcus, Iowa, however, given the downturn in economic and market conditions combined with Best Energies inability to make a $5,000,000 equity contribution, management determined that proceeding in this manner would not likely be feasible.

          Management then looked into purchasing a biodiesel production facility in Mason City, Iowa. This plant was previously operated by Freedom Fuels, which had gone into bankruptcy and the assets were later transferred to OSM. We entered into an Asset Purchase Agreement and Loan Agreement with OSM, which are discussed above. On June 24, 2010, our members approved the Transaction at our annual member meeting. On September 30, 2010 we closed on the Asset Purchase Agreement and Loan Agreement with OSM. We subsequently moved our operations to Mason City and our principal place of business is located at 4172 19th Street SW, Mason City, Iowa 50401. We are currently in the process of installing equipment on the Mason City biodiesel production facility to make it multi-feedstock capable. The Construction Agreement calls for substantial completion of the work by July 1, 2011. If substantial completion is not achieved by August 15, 2011, Ball shall pay us $5,500 per day up to, but not exceeding $350,000. We anticipate operations will begin in early Fall 2011.

          From inception through our fiscal year ended October 31, 2010, we have incurred accumulated losses of approximately $9,656,000. Since we have not yet commenced any operations, we do not yet have comparable income, production or sales data to discuss within this annual report.

Liquidity and Capital Resources

          Plan of Operations

          We expect to spend the next 12 months (i) installing equipment on the Mason City biodiesel production facility to make it multi-feedstock capable; and (ii) beginning our operations of the Mason City biodiesel production facility. We do not anticipate raising additional equity capital in the next 12 months. However, in the event our equity reserves are not adequate to recommence and continue operations of the Mason City biodiesel production facility, we may be forced to do so. We also plan to use approximately $8,350,000 of our equity reserves to install the front end equipment on the Mason City biodiesel production facility so that it will be multi-feedstock capable. As of December 31, 2010 we have paid approximately $1,685,000 towards this equipment installation. Should we be unsuccessful in our operation of the Mason City biodiesel production facility, our project may fail and we may be dissolved. If we are dissolved, our assets will be distributed pursuant to our operating agreement.

          We entered into a Construction Agreement with Ball, effective August 11, 2010. Under the Construction Agreement, Ball will provide design, engineering, procurement, testing, training, and construction services and labor, materials, supplies and equipment for modifications to the Mason City biodiesel production facility to allow the Mason City biodiesel production facility to produce biodiesel using multiple feedstocks. We gave Ball notice to proceed on October 1, 2010. Currently the footings for the addition have been poured and the containment dike has been poured. Two field tanks have been erected and are being constructed. We estimate approximately 15% of the work is complete as of December 31, 2010.

          We anticipate the success of our operation of the Mason City biodiesel production facility will be dependent upon several factors. First, we will be dependent upon Ball to successfully install the front-end equipment on the Mason City biodiesel production facility, so that we can effectively utilize a variety of feedstocks, and, specifically, corn oil. We may have difficulties getting the additional equipment to operate smoothly with the current plant technology. Then we will need to be able to find an adequate and cost-effective supply of corn oil to use to produce our biodiesel. We anticipate that we will be able to obtain corn oil largely from local ethanol plants. However, this will require us to enter into agreements with such ethanol plants and we may be unable to enter into the necessary number of agreements or such agreements may be on terms unfavorable to us. Additionally, ethanol plants that are presently producing corn oil as a by-product may cease such production in the future as a result of patent infringement litigation related to the corn oil technology many ethanol plants are currently using. We may decide to enter into joint ventures with ethanol plants to encourage them to install corn oil equipment on their plants, but this means we will also assume some of the risk.

          Finally, we will be dependent upon our marketer to sell our biodiesel at profitable prices. On August 12, 2010, we entered into a biodiesel marketing agreement with RPMG. Pursuant to the terms of the Marketing Agreement, we agreed that RPMG will market all of the biodiesel we may produce at the Mason City biodiesel production facility during the term of the marketing Agreement, subject to our right to enter into tolling arrangements that will not be subject to the Marketing Agreement. If we have not commenced operations at the Mason City biodiesel production facility on or before July 15, 2011, then either party may terminate the Marketing Agreement upon twenty-one (21) days written notice to the other party.

          RPMG will be responsible for and shall bear the risk of loss of all biodiesel marketed for us from the time the biodiesel crosses the loading flange at the Mason City biodiesel facility and the common carrier or customer accepts for loading the biodiesel at the Mason City biodiesel facility in either a railcar, tank truck or other transport vehicle.

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our 30 million gallon per year biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we needed to complete construction of the plant. On April 10, 2008 our members approved reducing the initial production capacity of the biodiesel plant to 15 million gallons per year from 30 million gallons per year. Upon completing approximately 10% of the construction of our biodiesel plant in October 2008, management determined that it would not likely be feasible to complete construction of the biodiesel plant due to current economic conditions. We may be unable to sell the Marcus site and the construction completed at a profit, or at all. Due to the significant changes we made to our project, we recorded an impairment charge during our quarter ended October 31, 2008 in the value of constructed and construction in process assets of approximately $6,923,000, a portion of which is from the site we purchased. Additionally, as we have not sold the assets being held, we recorded an additional impairment charge of approximately $631,000 during the fiscal year ended October 31, 2010. We feel the Marcus site is an attractive site for development and Soy is actively looking for a buyer for the Marcus site. Soy has made some contacts with potential buyers.

          In connection with our purchase of the Mason City biodiesel production facility, we purchased approximately forty-five acres upon which the biodiesel production facility sits. Mason City is in north central Iowa. The site was a portion of the purchase price under the Asset Purchase Agreement with OSM.

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

          We expect to benefit from federal and state biodiesel supports and tax incentives, however, these benefits may be subject to the applicability of such supports and tax incentives to our operation of the Mason City biodiesel production facility. Biodiesel has generally been more expensive to produce than petroleum-based diesel and, as a result, the biodiesel industry depends on such incentives to be competitive. Changes to these supports or incentives could significantly impact demand for biodiesel.

          Biodiesel production grew as additional plants become operational, until 2009 when production reduced. In 2006 biodiesel production was approximately 250 million gallons. The National Biodiesel Board estimates that in 2008, biodiesel production reached 700 million gallons. Estimates for 2009 biodiesel production however, were approximately 545 million gallons. This reduction was likely largely related to the recession and the related credit crisis. We believe this increase in biodiesel supply, reduction in demand, and the loss of the biodiesel tax credit (until it was reinstated at the end of 2010 for 2011 and made retroactive for 2010) have forced some biodiesel producers to cut back production or cease production altogether. The combination of additional supply and stagnant or reduced demand may damage our ability to generate revenue and maintain positive cash flows should we reach the point where we begin operating the Mason City biodiesel production facility.

Financial Results

          At October 31, 2010, we had total assets of approximately $27,654,000 consisting primarily of cash and equivalents, property, plant and equipment, assets held for sale, and escrow deposits. At October 31, 2010, we had current liabilities of approximately $228,000 consisting of our accounts payable and other accrued expenses. Total members’ equity at October 31, 2010, was approximately $21,375,000. Since our inception, we have generated no revenue from operations. For the fiscal year ended October 31, 2010, we have a net loss of approximately $1,960,000, which was composed of administrative costs, professional fees, and impairment expense, net of interest income. At October 31, 2010, we had long-term debt of approximately $6,050,000.

          On September 30, 2010, we closed on the Transaction with OSM to purchase the Mason City biodiesel production facility for approximately $10,000,000 and to install feedstock processing equipment on the plant for approximately $8,000,000.

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

Debt Financing

          During May 2006, we obtained loans with Farmers State Bank in Marcus, Iowa, totaling $1,999,000, a portion of which we used to pay REG under our pre-construction services agreement. Upon termination of our relationship with REG, we received a refund of a portion of the funds paid to REG under our Phase 2 and pre-construction services agreement. We paid Bratney $1,500,000 under our Phase I Design Services Agreement and we paid an additional deposit in June 2007 of $3,950,000, although we later entered into a termination agreement with Bratney related to the Phase I Design Services Agreement, which resulted in certain repayments. When we broke escrow on our Iowa registered intrastate offering in June 2007, we repaid the entire amount of our loans with Farmers State Bank.

          On June 7, 2007, we received a contingent loan commitment from AgStar Financial Services agreeing to provide us with approximately $33,487,000 in financing to capitalize the biodiesel plant. The AgStar loan commitment was contingent on AgStar securing the participating lenders required to fund the loan commitment and other to be determined conditions required by AgStar’s legal counsel and conditions that may be required by any participating lenders. AgStar failed to secure the participating lenders to fund the debt financing we required for our biodiesel plant.

          On April 2, 2010, we entered into a Loan Agreement with OSM. Subject to the terms of the Loan Agreement, OSM agreed to lend us $6,000,000 to be used to acquire the Mason City biodiesel production facility. The initial interest rate is 5%. In October 2016, the interest rate will adjust to the greater of the 5-year LIBOR/swap rate plus 3.5%, with a floor of 5%. During the first year of the loan, we will be required to only pay interest on outstanding amounts. Beginning in November 2011, we will make principal and interest payments amortized over a ten-year period, with maturity of the note in 2021.

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

          At closing, we executed a mortgage and security agreement in favor of OSM creating a first lien on all of the assets we acquire under the Asset Purchase Agreement and the proceeds from those assets. As a result, we must obtain OSM’s permission to sell these assets, which could limit our operating flexibility.

          The Loan Agreement provides that certain actions will constitute defaults, which would allow OSM to terminate its commitment to loan the funds, or if already advanced, to demand immediate repayment of the entire loan amount and foreclose its security interest in our property. Defaults include the following events:

•	our failure to make the required principal and interest payments;

•	if any representation or warranty made by us proves to be materially misleading or untrue;

•	our failure to comply with the terms of the Loan Agreement;

•	the destruction of the biodiesel plant;

•	cessation of making certain improvements to the biodiesel plant required by OSM;

•	our failure to comply with certain requirements of governmental bodies;

•	if we have unsatisfied judgments against us that exceed $150,000 for 30 days or more;

•	if we file for bankruptcy or cease to exist as a legal entity;

•	if we fail to comply with all covenants;

•	if we are unable to pay our debts when due;

•	if we are in default under a material contract or lose a permit or material contract necessary for our business;

•	if we are in default under any agreement with OSM; or

•	if we are in default with respect to any other indebtedness.

          On September 30, 2010, we entered into an Amended and Restated Loan Agreement with OSM. The purpose of amending and restating the Loan Agreement was to address certain items related to closing on the loan and to address additional details related to the Construction and Design Agreement and our anticipated biodiesel production facility modifications to make it multi-feedstock capable.

Grants and Government Programs

          Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We are uncertain what grants, loans and forgivable loan programs, if any, will be available to us in the event we complete the purchase of the Mason City biodiesel production facility. Some combinations of programs are mutually exclusive. Funds that we have expended in applying for grants, loans and forgivable loan programs will likely be a loss, unless we can transfer those benefits to our operation of the Mason City biodiesel production facility, which is not likely. Any benefits we may have already received may have to be repaid because we no longer plan to complete construction of our Marcus plant. We may be eligible for additional grants or government support once we begin operating the Mason City biodiesel production facility.

Critical Accounting Estimates

          Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimates:

          We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. We review assets held for sale at each reporting date to determine that the carrying value is equal to or greater than the estimated net selling price. The carrying value of assets held for sale is based on the ability to sell or utilize these assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Soy Energy, LLC
Marcus, Iowa

We have audited the accompanying balance sheets of Soy Energy, LLC (a development stage company) as of October 31, 2010 and 2009, and the related statements of operations, changes in members’ equity, and cash flows for the years then ended and the period from inception (December 15, 2005) to October 31, 2010. Soy Energy LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soy Energy, LLC (a development stage company) as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period from inception (December 15, 2005) to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
January 31, 2011

SOY ENERGY, LLC
(A Development Stage Company)

Balance Sheets

	October 31, 2010	October 31, 2009

ASSETS

Current Assets
Cash and equivalents	$6,352,955	$19,826,065
Accrued interest receivable	3,993	6,171
Prepaid expenses	99,976	4,441
Total current assets	6,456,924	19,836,677

Property, Plant and Equipment
Land and improvements	502,176	—
Buildings	3,272,616	—
Equipment	6,242,987	8,873
Accumulated depreciation	(5,954)	(4,267)
Total	10,011,825	4,606
Construction-in-progress	1,383,899	—
Net property, plant and equipment	11,395,724	4,606

Other Assets
Assets held for sale	2,825,380	3,557,061
Escrow deposit	6,677,482	—
Debt service reserve	150,000	—
Debt issuance costs	148,257	—
Total other assets	9,801,119	3,557,061

Total Assets	$27,653,767	$23,398,344

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$96,224	$54,879
Accrued expenses	132,081	8,027
Total current liabilities	228,305	62,906

Long Term Debt	6,050,048	—

Members’ Equity

Member contributions, 33,018 units issued and outstanding at October 31, 2010 and 2009, respectively	31,031,572	31,031,572
Deficit accumulated during development stage	(9,656,158)	(7,696,134)
Total members’ equity	21,375,414	23,335,438

Total Liabilities and Members’ Equity	$27,653,767	$23,398,344

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Statements of Operations

	Year Ended October 31, 2010	Year Ended October 31, 2009	From Inception (December 15, 2005) to October 31, 2010

Revenues	$—	$—	$—

Operating Expenses
General and administrative	702,137	165,272	1,608,584
Professional fees	645,062	628,217	1,866,847
Impairment expense	630,863	—	7,553,488
Total operating expenses	1,978,062	793,489	11,028,919

Operating Loss	(1,978,062)	(793,489)	(11,028,919)

Other Income (Expense)
Interest income	45,198	142,863	1,386,111
Other income	1,251	786	15,061
Interest expense	(28,411)	—	(28,411)
Total other income (expense)	18,038	143,649	1,372,761

Net Loss	$(1,960,024)	$(649,840)	$(9,656,158)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018	23,698

Net Loss Per Unit - Basic and Diluted	$(59.36)	$(19.68)	$(407.47)

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Statements of Changes in Members’ Equity

	Member Contributions	Income (Deficit) Accumulated During Development Stage

Balance at Inception (December 15, 2005)	$—	$—

Capital contributions - 1,500 units, $333.33 per unit - December 2005	500,000	—

Capital contributions - 1,600 units, $500 per unit - April 2006	800,000	—

Costs of raising capital	(13,212)	—

Net loss for the period ended October 31, 2006	—	(237,990)

Balance at October 31, 2006	1,286,788	(237,990)

Capital contributions - 30,668 units, $1,000 per unit June - October 2007	30,668,000	—

Costs of raising capital	(173,216)	—

Net income for the year ended October 31, 2007	—	264,970

Balance at October 31, 2007	31,781,572	26,980

Redemption of 750 units - July 2008	(750,000)	—

Net loss for the year ended October 31, 2008	—	(7,073,274)

Balance at October 31, 2008	31,031,572	(7,046,294)

Net loss for the year ended October 31, 2009	—	(649,840)

Balance at October 31, 2009	31,031,572	(7,696,134)

Net loss for the year ended October 31, 2010	—	(1,960,024)

Balance at October 31, 2010	$31,031,572	$(9,656,158)

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Statements of Cash Flows

	Year Ended October 31, 2010	Year Ended October 31, 2009	From Inception (December 15, 2005) to October 31, 2010

Cash Flows from Operating Activities
Net loss	$(1,960,024)	$(649,840)	$(9,656,158)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,430	1,775	7,697
Impairment of long-lived assets	630,863	—	7,553,488
Write off of construction services related to terminated agreement	—	—	50,000
Write off of loan commitment fees	—	—	25,000
Non-cash interest income	(746)	—	(30,746)
Expenses financed with long-term debt	50,048	—	50,048
Changes in operating assets and liabilities:
Accrued interest receivable	2,178	24,404	(3,993)
Prepaid expenses	(535)	34,104	(4,976)
Accounts payable	(19,290)	(192,835)	35,589
Accrued expenses	124,054	118	132,081
Net cash used for operating activities	(1,170,022)	(782,274)	(1,841,970)

Cash Flows from Investing Activities
Capital expenditures	(4,008,906)	(195,111)	(14,792,465)
Proceeds from disposal of property and equipment	—	—	1,725,000
Proceeds from disposal of assets held for sale	5,818	—	5,818
Escrow deposits, net	(8,000,000)	—	(8,000,000)
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	—	—	(1,950,000)
Proceeds from maturing certificates of deposit	—	—	1,950,000
Net cash used for investing activities	(12,003,088)	(195,111)	(23,261,647)

Cash Flows from Financing Activities
Payments for debt issuance costs	(150,000)	—	(175,000)
Funding debt service reserve	(150,000)	—	(150,000)
Members’ contributed capital	—	—	31,968,000
Payments for offering costs	—	—	(186,428)
Net cash (used for) provided by financing activities	(300,000)	—	31,456,572

Net (Decrease) Increase in Cash and Equivalents	(13,473,110)	(977,385)	6,352,955

Cash and Equivalents at Beginning of Period	19,826,065	20,803,450	—

Cash and Equivalents at End of Period	$6,352,955	$19,826,065	$6,352,955

Supplemental Cash Flow Information
Capitalized interest paid	$—	$—	$133,556

Supplemental Schedule of Noncash Investing and Financing Activities
Property and equipment financed with long term debt	$6,000,000	$—	$6,000,000
Assets held for sale reclassified to prepaid expenses	$95,000	$—	$95,000
Long-term debt issued to pay expenses	$50,048	$—	$50,048
Payment of construction-in-progress with escrow deposit	$1,323,264	$—	$1,323,264
Construction-in-progress applied against design services deposit	$—	$—	$963,675
Design services deposit applied against accounts payable to related party	$—	$—	$431,696
Property and equipment returned for member units	$—	$—	$750,000
Property and equipment reclassified to assets held for sale	$—	$—	$3,557,061
Construction-in-progress in accounts payable	$60,635	$—	$60,635

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2010 and 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was originally organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of October 31, 2010, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of improvements to the Mason City, Iowa plant.

Construction of a biodiesel facility began in June 2007 with completion originally expected in the first calendar quarter of 2009. In November 2007, the Company suspended construction on the project subject to securing debt financing. In April 2008, the Company’s members voted to reduce the project from a 30 MGY to 15 MGY production biodiesel facility.

At October 31, 2008, the Company determined a biodiesel facility near Marcus, Iowa was not feasible, terminated all design/build construction contracts and recorded impairment charges totaling $6,923,000. Additional impairment charges totaling approximately $631,000 were recorded for the year ended October 31, 2010 related to assets held for sale. There was no impairment charge for the year ended October 31, 2009. The Company will continue to monitor and evaluate the value of assets held for sale to determine if additional impairment is necessary.

On July 29, 2009, the Company entered into an Asset Purchase Agreement and a Unit Purchase Agreement (Agreements) to acquire an existing biodiesel facility from Freedom Fuels, LLC (Freedom Fuels), a debtor in possession in bankruptcy in Mason City, Iowa. Because of a change in the bankruptcy, the Company drafted an updated Asset Purchase Agreement and terminated the Unit Purchase Agreement.

On April 2, 2010, the Company entered into an Asset Purchase Agreement (the “APA”) to acquire the assets of the Freedom Fuels plant in Mason City, Iowa from OSM-REO FF, LLC (“OSM”), a Minnesota limited liability company.

On September 30, 2010, the Company took possession of the Mason City, Iowa biodiesel production facility and is currently in the process of making improvements to the facility to allow for multiple feedstock capabilities before beginning production.

Fiscal Reporting Period

The Company adopted a fiscal year ending October 31 for financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters, among others, the carrying value of property, plant, and equipment and related assumptions related to impairment testing and the fair value of assets held for sale. In addition, the Company estimates that it has the necessary capital to finish the construction of improvements to get the plant operations. Actual results may differ from previously estimated amounts and such differences may be material to the financial statements.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash an equivalents.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2010 and 2009

At times throughout the year, cash and equivalents balances exceeded amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses relative to cash and equivalents, and does not believe such accounts are at a significant risk of loss.

Debt Issuance Costs

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using the effective interest rate method.

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

The Company capitalizes construction costs as construction-in-progress until the assets are placed in service. As of October 31, 2010, the Company had construction-in-progress of approximately $1,384,000. The Company did not have any construction-in-progress as of October 31, 2009.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company reviews assets held for sale at each reporting date to determine that the carrying value is equal or greater than the estimated net selling price.

As of October 31, 2008, the Company determined it was not currently feasible to build a biodiesel facility, recording an impairment charge totaling approximately $6,923,000 on construction-in-progress, construction related amounts, and other long-lived assets.

The Company recorded an additional impairment charge of approximately $631,000 on assets held for sale for the year ended October 31, 2010 and there was no impairment charge taken during the year ended October 31, 2009. In determining the fair value of the assets held for sale, the Company has made assumptions concerning the future of the renewable fuels industry and the potential uses of the property. Given the uncertainties in the renewable fuels industry, should management be required to adjust the carrying value of these assets at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations. No adjustment has been made to these financial statements for this uncertainty.

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

October 31, 2010 and 2009

Organization and Start-up Costs

The Company expenses organizational and start-up costs as they are incurred.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and; accordingly, members report their proportionate share of the Company’s income, gains, losses, tax credits, etc. in their income tax returns. No benefit from or provision for federal or state income taxes is included in accompanying financial statements. Primarily due to partnership tax status, the Company does not have any significant tax uncertainties.

Net Loss per Unit

Basic net loss per unit is computed by dividing net loss by the weighted average number of members’ units outstanding during the period. Diluted net loss per unit is computed by dividing net loss by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the 2010 and 2009 periods; accordingly, the Company’s basic and diluted net loss per unit are the same for all periods presented.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company believes the carrying value of cash and equivalents, escrow deposit, debt service reserve, accounts payable, and other working capital items approximate fair value due to the short maturity nature of these instruments. The Company believes the carrying amount of the long-term debt approximates the fair value due to terms of the debt approximating the current market interest rate. The fair value of assets held for sale is disclosed in Note 5.

2. LIQUIDITY

The Company is a developmental stage company and has no operating revenues. During 2008, the Company determined that it was not feasible to build a biodiesel facility with the available cash on hand. As further described in Note 3 on April 2, 2010, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Freedom Fuels, LLC assigned to OSM pursuant to a bankruptcy court order. On September 30, 2010, the transaction closed and the Company took possession of the assets of the biodiesel facility in Mason City, Iowa. The Company is in the process of constructing improvements to the plant and anticipates that operations will commence in early Fall 2011. The Company believes current cash reserves will be sufficient to fund construction and the commencement of operations without additional financing through 2011.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2010 and 2009

3. ACQUISITION OF ASSETS

On April 2, 2010, the Company entered into an APA with OSM, pursuant to which the Company would acquire substantially all of Freedom Fuels’ assets assigned to OSM and thereafter operate the biodiesel facility in exchange for a total of $4,000,000 paid in cash and assumption of $6,000,000 of new debt as discussed in Note 6. The transaction closed and the Company took possession of the property, plant and equipment on September 30, 2010. The assets were transferred to the Company “as-is”. The Company did not assume nor is liable for any liabilities incurred prior to the closing date of the APA; however, the Company did assume certain Freedom Fuels’ contracts or permits that may have obligations that continue through and after the closing of the APA.

The Company’s purchase of the biodiesel facility provided the following assets:

Land and improvements	$501,775
Buildings	3,270,000
Equipment	6,228,225
Total Assets	10,000,000
Loan provided	(6,000,000)
Net Purchase Price	$4,000,000

The Company entered into the following agreements in conjunction with the purchase of the biodiesel facility:

Escrow Deposits

On July 1, 2010, the Company made a non-refundable deposit totaling $250,000 with the Deposit Escrow Agent as earnest money in connection with the April 2, 2010 APA with OSM to be held in escrow and subsequently released to OSM upon closing or termination of the agreement. The transaction closed September 30, 2010 and; accordingly, the deposit was credited toward the purchase price of the biodiesel facility.

On September 30, 2010, the Company entered into an Additional Improvements Reserve and Security Agreement with OSM and a title company, an unrelated party, whereby the Company deposited $8,000,000 into an interest bearing account with the escrow agent to be drawn upon to pay for improvements performed on the Mason City, Iowa biodiesel production facility as work progresses. If additional funds remain in the account after completion of the additional procedures, remaining funds shall be disbursed to the lender and applied to the borrower’s obligations under the loan agreements. If at any time the lender reasonably determines the funds remaining in escrow are insufficient to complete the additional improvements, the lender shall have the right to request additional funds be deposited into the escrow account. Additional funds requested must be deposited into the escrow account within seven days of receipt of such notice. The balance of the escrow deposit fund was approximately $6,677,000 at October 31, 2010.

Debt Service Reserve

On September 30, 2010, the Company entered into a Debt Service Reserve and Security Agreement with OSM whereby the Company deposited $150,000 with a lender into an interest bearing account. In the event that the Company fails to make any required payment under the loan agreements when due, lender may disburse funds from the Debt Service Reserve to pay any such shortfall. Upon maturity of the loans, any remaining funds in the Debt Service Reserve shall be applied to any unpaid principal or interest on the loans.

4. FAIR VALUE MEASUREMENTS

The assets held for sale, with a carrying amount of approximately $3,557,000 at October 31, 2009, were written down to fair value of approximately $2,825,000 during 2010 after completing the long-lived asset valuation analysis. The fair value of the assets held for sale were based on third party information and knowledge of sales of similar assets, which is considered a Level 2 input in the valuation hierarchy. The resulting impairment charge of approximately $631,000 was included in earnings for the year ended October 31, 2010.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2010 and 2009

5. ASSETS HELD FOR SALE

During fiscal 2008, the Company determined construction of a biodiesel facility near Marcus, Iowa was not currently feasible, terminated all design/build construction contracts, and began considering the purchase of or investment in an existing biodiesel facility (See Note 3). As a result of the change in the project, the Company reclassified nearly all its remaining property and equipment assets as held for sale, as of October 31, 2008. The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

Amounts included in assets held for sale are as follows:

	October 31, 2010	October 31, 2009
Land	$250,262	$250,262
Equipment	2,575,118	3,306,799

Total assets held for sale	$2,825,380	$3,557,061

6. LONG-TERM DEBT

The Company’s April 2, 2010 APA with OSM requires OSM to loan the Company a total of $6,077,595, consisting of a $77,595 loan (“Initial Loan”), to retire certain claims incurred by the Company related to New Equity, LLC (“New Equity”), and a $6,000,000 loan (“Acquisition Loan”) to acquire the Mason City, Iowa biodiesel facility.

Acquisition Loan

The Acquisition Loan is for $6,000,000 with a fixed rate of 5.0% until October 2016. The loan will then adjust to the greater of the five-year LIBOR/swap rate plus 3.5% or 5.0%. The Company makes monthly interest only payments on the Acquisition Loan until November 1, 2011, followed by 120 monthly principal and interest payments sufficient to fully amortize the principal balance at maturity in September 2021.

Initial Loan

The Initial Loan is a non-interest bearing note for $77,595 and will be due in full in September 2021. The loan has been recorded net of unamortized discount of $27,547 at October 31, 2010 and is calculated using a 5.0% market interest rate. The unamortized discount will be recognized in interest expense over the life of the loan.

The loans are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions, capital expenditures, and require minimum debt service coverage requirements.

At October 31, 2010 and 2009, Soy Energy, LLC has the following long-term debt.

	2010	2009
Acquisition Loan	$6,000,000	$—
Initial Loan	50,048	—
Total long-term debt	$6,050,048	$—
Less current maturities	—	—

	$6,050,048	$—

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2010 and 2009

The estimated maturities of long-term debt, net of unamortized discount, at October 31, 2010 are as follows:

2011	$—
2012	474,447
2013	498,720
2014	524,236
2015	551,056
Thereafter	4,001,589

Total	$6,050,048

7. MEMBERS’ EQUITY

The Company was initially capitalized by members investing an aggregate of $500,000 for 1,500 units. The Company issued an additional 1,600 units for $800,000 pursuant to a 2006 private placement memorandum. Proceeds from the two offerings were used to pay organizational, permitting, and other development costs.

During 2007, the Company raised additional capital through an Iowa intrastate offering by issuing 30,668 units at $1,000 per unit. During July 2008, the Company redeemed, at fair value, 750 units for approximately $750,000 upon settlement of the construction contract with the general contractor.

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

8. INCOME TAXES

The Company adopted a December 31 year end for income tax reportings. Estimated differences in total assets and liabilities for financial and income tax reporting are as follows for the fiscal year ended 2010 and 2009:

	2010	2009
Financial statement basis of total assets	$27,653,767	$23,398,344
Add - Start up and organizational costs	1,404,735	55,030
- Impairment of long lived assets expensed for financial and not for income tax reportings	1,332,778	701,915
- Amortization of debt issuance costs using effective interest rate method for financial and straight-line for income tax reportings	607	—
Subtract - Equipment depreciated using straight-line for financial and accelerated methods for income tax reportings	(3,456)	(1,885)

Taxable income basis of total assets	$30,388,431	$24,153,404

There are no significant differences in liabilities for financial and income tax reporting purposes at October 31, 2010 and 2009, respectively.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2010 and 2009

9. COMMITMENTS AND CONTINGENCIES

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

On April 1, 2010, the consulting agreement was extended to renew monthly until terminated by either party giving written notice of such termination. The debt financing was obtained on September 30, 2010. The Company paid a total of $60,000 in advisory fees towards obtaining the debt financing as of October 31, 2010.

Construction Agreement

On April 6, 2010, the Company entered into a Phase 1 Engineering Services Agreement with an unrelated party totaling $125,000 to determine the required and necessary modifications to the Mason City, Iowa biodiesel production facility to allow for multiple feedstock capabilities. Phase 1 Engineering Services were completed and paid for at October 31, 2010. The total fee will be credited against the maximum guaranteed price of the project.

On August 11, 2010, the Company entered into a construction agreement with the same unrelated party (contractor) discussed in the previous paragraph for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feedstocks. Substantial completion of the work shall be achieved no later than 270 days after the date of notice to proceed has been delivered. The notice to proceed was delivered on October 1, 2010, so the date of which substantial completion of the work to be achieved is July 1, 2011. If not completed within 45 days, August 15, 2011, after the scheduled substantial completion date, the contractor shall pay the Company $5,500 per day up to, but not exceeding, $350,000. The Guaranteed Maximum Price of the project is $8,350,000 including the contractor’s fee of $350,000. The amount of the Guaranteed Maximum Price will be deposited in to an escrow account, as disclosed above, to be drawn upon as work progresses. The Company may terminate the agreement with seven days notice upon written request without cause; however, the contractor is due any amounts incurred for work completed. The Company may terminate the agreement with cause with seven days notice whereby any unpaid work done by the contractor will only be paid to the extent the Company’s costs and expenses to complete the project are less than the unpaid balance of the Cost of the Work. If the costs and expenses to complete the project exceed the Cost of the Work the contractor shall pay the excess. The Company had incurred approximately $1,384,000 on this contract as of October 31, 2010, which is included in construction-in-progress.

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

Settlement and Termination Agreement

On July 29, 2009, the Company entered into a Unit Purchase Agreement (the “UPA”) with New Equity pursuant to which the Company would issue 8,254 membership units of the Company to New Equity, representing a 20% ownership interest in the Company after the issuance. As consideration, New Equity was to assign to the Company all of its interest in the debtor in possession loan and provide a promissory note for $2,000,000 (“Dividend Cash Flow Note”). The Dividend Cash Flow Note would have required New Equity to repay the note with distributions from the Company. The repayment schedule required that after the first $1,000,000 of distributions, 50% of the distributions New Equity received thereafter would be remitted back to the Company until the note was repaid. The dividend cash flow note did not bear interest.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Financial Statements

October 31, 2010 and 2009

On March 31, 2010, the Company entered into an agreement with New Equity, Outsource Services Management, LLC and OSM to release certain direct claims and to terminate the UPA. The Agreement also provides for Soy Energy to pay New Equity up to $375,000, reimbursement of certain costs and expenses incurred by New Equity related to the Freedom Fuels biodiesel production facility and for certain other expenses New Equity incurred since its formation. Expenses totaling approximately $369,000 were requested for reimbursement and paid by the Company during the year ended October 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Boulay, Heutmaker, Zibell & Co., P.L.L.P., Certified Public Accountants is our independent registered public accounting firm. The Company has had no disagreements with its auditors.

ITEM 9A. CONTROLS AND PROCEDURES.

          Our management, including our Chief Executive Officer (the principal executive officer), along with our Chief Financial Officer (the principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were effective.

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

               Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of October 31, 2010, our integrated controls over financial reporting were effective.

               This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Frank-Dodd Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from the management report requirement.

          Changes in Internal Control Over Financial Reporting

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2010 and there has been no change, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

          The information required by this Item is incorporated by reference to the definitive proxy statement for our 2011 annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2010 fiscal year. This proxy statement is referred to in this report as the 2011 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

          The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN 5% BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

          The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

          The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The information required by this Item is incorporated by reference to the 2011 Proxy Statement.

PART IV

ITEM 15. EXHIBITS.

          Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

          The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1) Financial Statements

The financial statements appear beginning at page F-1 of this report.

(2) Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of Soy Energy, LLC, filed with the Iowa Secretary of State on December 15, 2005.		Exhibit 3.1 to the registrant’s Form 10 filed with the Commission on February 28, 2008.

3.2	Amended and Restated Operating Agreement dated June 24, 2010.	X

10.1	Proposal to Provide Environmental Permitting Services between Stanley Consultants, Inc. and Soy Energy, LLC, dated July 7, 2006	Exhibit 10.1 to the registrant’s Form 10 filed with the Commission on February 28, 2008.

10.2	Bio-Diesel Marketing Contract between Eco-Energy, Inc. and Soy Energy, LLC, dated August 29, 2006.	Exhibit 10.2 to the registrant’s Form 10 filed with the Commission on February 28, 2008.

10.3	Master Contract between Iowa Department of Economic Development to Soy Energy, LLC, dated January 10, 2007.	Exhibit 10.3 to the registrant’s Form 10 filed with the Commission on February 28, 2008.

10.4	Commitment Letter between AgStar Financial Services, ACA and Soy Energy, LLC, dated June 7, 2007.	Exhibit 10.4 to the registrant’s Form 10 filed with the Commission on February 28, 2008.

10.5	PEF Pellet Supply Contract between Cherokee County Solid Waste Commission and Soy Energy, LLC, dated June 13, 2007.	Exhibit 10.5 to the registrant’s Form 10 filed with the Commission on February 28, 2008.

10.6	Standard Form Design-Build Agreement and General Conditions Between Owner and Contractor between The Ken Bratney Company and Soy Energy, LLC, dated June 20, 2007. +	Exhibit 10.6 to the registrant’s Form 10 filed with the Commission on February 28, 2008.

10.7	Water User’s Agreement for New Member between Cherokee County Rural Water District No. One and Soy Energy, LLC, dated December 26, 2007.	Exhibit 10.7 to the registrant’s Form 10 filed with the Commission on February 28, 2008.

10.8	Letter of Intent between BEST BioDiesel, Inc. and Soy Energy, LLC, dated May 12, 2008.	Exhibit 10.8 to the registrant’s Form 10 Amendment No. 1 filed with the Commission on June 16, 2008.

10.9	Crude Corn Oil Purchase Agreement dated June 24, 2008, between Soy Energy, LLC and Little Sioux Corn Processors LLLP	Exhibit 10.9 to the registrant’s Form 10 Amendment No. 2 filed with the Commission on September 12, 2008.

10.10	Termination Agreement dated July 23, 2008, between Soy Energy, LLC and The Ken Bratney Company.	Exhibit 10.10 to the registrant’s Form 10 Amendment No. 2 filed with the Commission on September 12, 2008.

10.11	Limited Liability Company Membership Unit Redemption Agreement dated July 23, 2008, between Soy Energy, LLC and K.B.C. Group, Inc.	Exhibit 10.11 to the registrant’s Form 10 Amendment No. 2 filed with the Commission on September 12, 2008.

10.12	Crude Corn Oil Purchase Agreement dated August 15, 2008, between Soy Energy, LLC and Siouxland Ethanol, LLC.	Exhibit 10.12 to the registrant’s Form 10 Amendment No. 2 filed with the Commission on September 12, 2008.

10.13	Asset Purchase Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated April 2, 2010.	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on June 14, 2010.

10.14	Loan Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated April 2, 2010.		Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on June 14, 2010.

10.15	Phase I Engineering Agreement between Ball Industrial Services, LLC and Soy Energy, LLC dated April 6, 2010.		Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on June 14, 2010.

10.16	Termination and Settlement Agreement between New Equity, LLC, Outsource Services Management, LLC, OSM–REO FF, LLC, and Soy Energy, LLC dated March 31, 2010.		Exhibit 10.4 to the registrant’s Form 10-Q filed with the Commission on June 14, 2010.

10.17	Construction and Design Agreement between Ball Industrial Services, LLC and Soy Energy, LLC dated August 11, 2010.		Exhibit 10.5 to the registrant’s Form 10-Q filed with the Commission on September 14, 2010.

10.18	Non-Pooled Biodiesel Marketing Agreement between RPMG, Inc. and Soy Energy, LLC dated August 12, 2010.+		Exhibit 10.6 to the registrant’s Form 10-Q filed with the Commission on September 14, 2010.

10.19	Amendment to Asset Purchase Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated August 13, 2010.		Exhibit 10.7 to the registrant’s Form 10-Q filed with the Commission on September 14, 2010.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+)	Confidential Treatment Requested.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOY ENERGY, LLC

Date:	January 31, 2011	/s/ Charles Sand
Charles Sand
Chairman

Date:	January 31, 2011	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 31, 2011	/s/ Charles Sand
Charles Sand
Chairman

Date:	January 31, 2011	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer

Date:	January 31, 2011	/s/ Douglas Lansink
Douglas Lansink
Secretary

Date:	January 31, 2011	/s/ Ronald Wetherell
Ronald Wetherell, Vice Chairman

Date:	January 31, 2011	/s/ Darrell Downs
Darrell Downs, Director

Date:	January 31, 2011	/s/ Robert Engel
Robert Engel, Director

Date:	January 31, 2011	/s/ Charles Getting
Charles Getting, Director

Date:	January 31, 2011	/s/ Daryl Haack
Daryl Haack, Director

Date:	January 31, 2011	/s/ Steven Leavitt
Steven Leavitt, Director

Date:	January 31, 2011	/s/ Carol Reuter
Carol Reuter, Director

Date:	January 31, 2011	/s/ David Langel
David Langel, Director