Form 10-Q
period 2011-01-31
Soy Energy, LLC
filed 2011-03-22
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2011

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

(641) 421-7590
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

               ☐  Yes          ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of March 17, 2011, we had 33,018 units outstanding.

PART 1.	FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Balance Sheets

ASSETS	January 31, 2011	October 31, 2010

	(Unaudited)

Current Assets
Cash and equivalents	$5,507,994	$6,352,955
Certificates of deposit	514,781	—
Accrued interest receivable	12,754	3,993
Prepaid costs and other	84,231	99,976

Total current assets	6,119,760	6,456,924

Property, Plant and Equipment
Land and improvements	502,176	502,176
Buildings	3,272,616	3,272,616
Equipment	6,242,987	6,242,987
Accumulated depreciation	(6,441)	(5,954)

Total	10,011,338	10,011,825
Construction-in-progress	3,425,380	1,383,899

Net property, plant and equipment	13,436,718	11,395,724

Other Assets
Assets held for sale	2,300,380	2,825,380
Escrow deposit	6,680,336	6,677,482
Debt service reserve	150,106	150,000
Debt issuance costs, net	143,147	148,257

Total other assets	9,273,969	9,801,119

Total Assets	$28,830,447	$27,653,767

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$1,445,131	$96,224
Accrued expenses	167,279	132,081
Current maturities of long-term debt	116,402	—

Total current liabilities	1,728,812	228,305

Long-Term Debt, Net of Current Maturities	5,934,272	6,050,048

Members’ Equity
Member contributions, 33,018 units issued and outstanding	31,031,572	31,031,572
Deficit accumulated during development stage	(9,864,209)	(9,656,158)

Total members’ equity	21,167,363	21,375,414

Total Liabilities and Members’ Equity	$28,830,447	$27,653,767

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Operations

	Three months ended January 31, 2011	Three months ended January 31, 2010	From Inception (December 15, 2005) to January 31, 2011

	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
General and administrative	155,304	53,602	1,763,888
Professional fees	76,897	126,057	1,943,744
Impairment expense	—	—	7,553,488

Total operating expenses	232,201	179,659	11,261,120

Operating Loss	(232,201)	(179,659)	(11,261,120)

Other Income (Expense)
Interest income	19,734	13,139	1,405,845
Other income	4,416	—	19,477
Interest expense	—	—	(28,411)

Total other income, net	24,150	13,139	1,396,911

Net Loss	$(208,051)	$(166,520)	$(9,864,209)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018	24,155

Net Loss Per Unit - Basic and Diluted	$(6.30)	$(5.04)	$(408.37)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Condensed Statements of Cash Flows

	Three months ended January 31, 2011	Three months ended January 31, 2010	From Inception (December 15, 2005) to January 31, 2011

	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(208,051)	$(166,520)	$(9,864,209)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	487	444	8,184
Impairment of long-lived assets	—	—	7,553,488
Write off of construction services related to terminated agreement	—	—	50,000
Write off of debt issuance costs	—	—	25,000
Non-cash interest income	(2,960)	—	(33,706)
Expenses financed with long-term debt	—	—	50,048
Changes in operating assets and liabilities:
Accrued interest receivable	(8,761)	1,322	(12,754)
Prepaid costs and other	(107,752)	2,638	(112,728)
Accounts payable	38,326	64,433	73,915
Accrued expenses	35,198	1,655	167,279

Net cash used for operating activities	(253,513)	(96,028)	(2,095,483)

Cash Flows from Investing Activities
Capital expenditures	(76,667)	—	(14,869,132)
Proceeds from disposal of property and equipment	—	—	1,725,000
Proceeds from disposal of assets held for sale	—	4,951	5,818
Escrow deposits, net	—	—	(8,000,000)
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	(514,781)	—	(2,464,781)
Proceeds from maturing certificates of deposit	—	—	1,950,000

Net cash (used for) provided by investing activities	(591,448)	4,951	(23,853,095)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	—	(175,000)
Funding debt service reserve	—	—	(150,000)
Members’ contributed capital	—	—	31,968,000
Payments for offering costs	—	—	(186,428)

Net cash provided by financing activities	—	—	31,456,572

Net (Decrease) Increase in Cash and Equivalents	(844,961)	(91,077)	5,507,994

Cash and Equivalents at Beginning of Period	6,352,955	19,826,065	—

Cash and Equivalents at End of Period	$5,507,994	$19,734,988	$5,507,994

Supplemental Cash Flow Information
Capitalized interest paid	$82,403	$—	$215,959

Interest expense paid	$—	$—	$26,667

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress in accounts payable	$1,310,581	$—	$1,371,216

Assets held for sale reclassified to construction-in-progress	$525,000	$—	$525,000

Amortization of loan fees, discounts and prepaid expenses capitalized as construction-in-progress	$34,233	$—	$34,233

Prepaid costs reclassified to construction-in-progress	$95,000	$—	$95,000

Property and equipment financed with long-term debt	$—	$—	$6,000,000

Assets held for sale reclassified to prepaid expenses	$—	$—	$95,000

Long-term debt issued to pay operating expenses	$—	$—	$50,048

Payment of construction-in-progress with escrow deposit	$—	$—	$1,323,264

Construction-in-progress applied against design services deposit	$—	$—	$963,675

Design services deposit applied against accounts payable to related party	$—	$—	$431,696

Property and equipment returned for member units	$—	$—	$750,000

Property and equipment reclassified to assets held for sale	$—	$—	$3,557,061

Notes to Unaudited Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements
January 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2010, contained in the Company’s Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of January 31, 2011 and the results of operation and cash flows for all periods present.

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was originally organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of January 31, 2011, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of improvements to the Mason City, Iowa plant, which will produce 30 MGY of biodiesel. The Company anticipates construction completion and commencement of operations in August 2011.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters, among others, the carrying value of property, plant, and equipment and related assumptions related to impairment testing and the carrying value of assets held for sale. In addition, the Company estimates that it has the necessary capital to finish the construction of improvements to get the plant operational. Actual results may differ from previously estimated amounts and such differences may be material to the financial statements.

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

The Company capitalizes construction costs as construction-in-progress until the assets are placed in service. The Company had construction-in-progress of approximately $3,425,000 and $1,384,000 as of January 31, 2011 and October 31, 2010, respectively, relating to the Mason City, Iowa plant improvements.

Construction-in-Progress

The Company continues to make payments for the construction of a 30 MGY plant. The Company anticipates the construction will cost approximately $9,303,000, including capitalized interest, insurance, and assets previously held for sale now utilized in the construction, with approximately $5,877,000 remaining at January 31, 2011. The Company capitalized interest of approximately $82,000, including amounts accrued, during the three months ended January 31, 2011.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements
January 31, 2011

Debt Issuance Costs

The Company had debt issuance costs of approximately $143,000 and $148,000 at January 31, 2011 and October 31, 2010, respectively. Accumulated amortization at January 31, 2011 and October 31, 2010 was approximately $6,900 and $1,700, respectively. The amortization expense related to the debt issuance costs for the fiscal year 2010 was approximately $1,700. The Company capitalized the amortization of debt issuance costs as part of the construction-in-progress during the three months ended January 31, 2011 of approximately $5,200.

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

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statement on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

-	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

-	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

-	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company believes the carrying value of cash and equivalents, escrow deposit, debt service reserve, accounts payable, and other working capital items approximate fair value due to the short maturity nature of these instruments. The Company believes the carrying amount of the long-term debt approximates the fair value due to terms of the debt approximating the current market interest rates.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements
January 31, 2011

2. LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company has a biodiesel facility in Mason City, Iowa and is in the process of constructing improvements to the plant. The Company anticipates that operations will commence in August 2011 and believes current cash reserves will be sufficient to fund construction and fund all of operations through January 2012 without additional financing.

3. ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

Amounts included in assets held for sale are as follows:

	January 31, 2011	October 31, 2010*

Land	$250,262	$250,262
Equipment	2,050,118	2,575,118

Total assets held for sale	$2,300,380	$2,825,380

* Derived from audited financial statements.

4. LONG-TERM DEBT

The Company has a term loan for $6,000,000 with a financial institution with a fixed rate of 5.0% until October 2016. The interest rate will then adjust to the greater of the five-year LIBOR swap rate plus 3.5% or 5.0%. The Company makes monthly interest only payments on the term loan until November 1, 2011, followed by 120 monthly principal and interest payments sufficient to fully amortize the principal balance at maturity in September 2021.

The Company has a non-interest bearing note with the same financial institution for $77,595 and will be due in full in September 2021. The carrying value of the loan is shown net of unamortized discount of $26,921 and $27,547 as of January 31, 2011 and October 31, 2010, respectively, and is calculated using a 5.0% market interest rate. The unamortized discount will be recognized in interest expense over the life of the loan.

The loans are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions, capital expenditures, and require minimum debt service coverage requirements. The Company negotiated a change to the loan agreements with the financial institution in March 2011 whereby a covenant calculation was clarified as well as certain defined terms.

Amounts included in long-term debt are as follows.

	January 31, 2011	October 31, 2010*

Term loan	$6,000,000	$6,000,000
Term loan	50,674	50,048

Total long-term debt	$6,050,674	$6,050,048
Less current maturities	116,402	—

	$5,934,272	$6,050,048

* Derived from audited financial statements.

SOY ENERGY, LLC
(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements
January 31, 2011

The estimated maturities of long-term debt, net of unamortized discount, at January 31, 2011 are as follows:

2012	$116,402
2013	480,402
2014	504,980
2015	530,816
2016	557,973
Thereafter	3,860,101

Total	$6,050,674

5. COMMITMENTS AND CONTINGENCIES

Construction Agreement

On August 11, 2010, the Company entered into a construction agreement with an unrelated party (contractor) for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feedstocks. Substantial completion of the work shall be achieved no later than 270 days after the date of notice to proceed has been delivered. The notice to proceed was delivered on October 1, 2010, so the date of which substantial completion of the work to be achieved is July 1, 2011. If not completed within 45 days, August 15, 2011, after the scheduled substantial completion date, the contractor shall pay the Company $5,500 per day up to, but not exceeding, $350,000. The Guaranteed Maximum Price of the project is $8,350,000. The amount of the Guaranteed Maximum Price was deposited in to an escrow account, as disclosed above, to be drawn upon as work progresses. The Company may terminate the agreement with seven days notice upon written request without cause; however, the contractor is due any amounts incurred for work completed. The Company may terminate the agreement with cause with seven days notice whereby any unpaid work done by the contractor will only be paid to the extent the Company’s costs and expenses to complete the project are less than the unpaid balance of the Cost of the Work. If the costs and expenses to complete the project exceed the Cost of the Work the contractor shall pay the excess. The Company had incurred approximately $2,694,000 on this contract as of January 31, 2011, which is included in construction-in-progress.

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

6. SUBSEQUENT EVENTS

On February 3, 2011, the Company entered into a development agreement with the City of Mason City, Iowa providing for the payment of semi-annual Tax Increments to the Company for 5 years, beginning December 1, 2012, on the construction of the existing facility and 8 years, beginning December 1, 2013, on the expansion of the existing facility totaling up to, but not to exceed, approximately $623,000. The agreement provides for a new water main extension to the development property estimated to cost approximately $120,000 of which 25% of the cost will be paid by the City of Mason City and the remaining 75% will be paid using funds held in the Holdback Escrow Account. Additionally, the Company has agreed to meet certain employment related hiring and retention requirements through December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

          We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2011. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2010.

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

          When the economy went into a recession, management determined in October 2008 that building this smaller biodiesel plant was not likely feasible. Therefore, we then began exploring possibilities to use our assets to merge with or invest in a company that has already completed construction of a biodiesel plant, rather than constructing our own plant. Construction of the proposed 15 million gallon per year plant in Marcus, Iowa was approximately 10% complete when management determined completion of the construction was no longer feasible. Although we believe that we will be able to sell our long-lived assets at their current carrying value, we may not be able to sell them at a profit. If we do not sell these assets at the current carrying value or at all, it may result in a material loss to the financial statements of our company. Because we do not anticipate constructing the Marcus, Iowa plant, all funds we expended in our construction and plant development efforts were deemed a loss. From our inception to January 31, 2011, we have incurred accumulated losses of approximately $9,864,000.

          On July 29, 2009, we entered into an Asset Purchase Agreement (“APA”) with Freedom Fuels, LLC, an Iowa limited liability company (“Freedom Fuels”), which was in Chapter 11 bankruptcy and owned a biodiesel plant in Mason City, Iowa (the “Mason City biodiesel production facility”). Pursuant to the APA, we would acquire substantially all of Freedom Fuels’ assets in exchange for $9,000,000 in cash, an agreement assigning to Freedom Fuels all of our right, title and interest in the debtor in possession loans and an agreement assigning to Freedom Fuels all of our right, title and interest in the dividend cash flow note of $2,000,000 issued by a to-be-created Freedom Fuels’ investor entity to us.

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

          We entered into a Construction and Design Agreement (the “Construction Agreement”) with Ball Industrial Services, LLC and Ball Construction Services, LLC (collectively, “Ball”) effective August 11, 2010. Under the Construction Agreement, Ball will provide design, engineering, procurement, testing, training, and construction services and labor, materials, supplies and equipment for modifications to the Mason City biodiesel production facility to allow it to produce biodiesel using multiple feedstocks.

          Ball guaranteed that all of the work will be new (unless otherwise approved by us), of good quality, in conformance with the Construction Agreement and all legal requirements, and free of defects in materials and workmanship. For one year from substantial completion, Ball will correct any work that does not conform to the requirement of the Construction Agreement. If the biodiesel production facility fails to perform due to defective work, the one-year period will be extended one day for each day that the biodiesel production facility is not operating due to the defective work. The Construction Agreement states that Ball will not be liable to the Company for any special, punitive, incidental, indirect or consequential damages arising from the breach of any warranty.

          On September 23, 2010, we entered into an amendment to the Construction and Design Agreement with Ball. The purpose of this amendment was to extend the time the Company had to close on its proposed purchase of the Mason City biodiesel production plant, without the Construction Agreement terminating, to October 1, 2010.

          On April 2, 2010, we entered into a Loan Agreement with OSM (the “Loan Agreement”). Subject to the terms of the Loan Agreement, OSM agreed to lend us $6,000,000 to be used to acquire the Mason City biodiesel production facility. The initial interest rate is 5%. In October 2016, the interest rate will adjust to the 5-year LIBOR/swap rate plus 3.5%, with a floor of 5%. During the first year of the loan, we will be required to only pay interest on outstanding amounts. Beginning in November 2011, we will make principal and interest payments amortized over a ten-year period, with maturity of the note in 2021.

          On September 30, 2010, we entered into an Amended and Restated Loan Agreement with OSM. The purpose of amending and restating the Loan Agreement was to address certain items related to closing on the loan and to address additional details related to the Construction Agreement and our anticipated biodiesel production facility modifications to make it multi-feedstock capable.

          On September 30, 2010 we closed on the Transaction. We gave Ball notice on October 1, 2010 to proceed with the construction and installation of front end equipment to make the Mason City biodiesel production facility multi-feedstock capable. As of January 31, 2011, there was approximately $3,491,000 in construction-in-progress.

          On March 18, 2011, we entered into a first amendment to the loan agreements with OSM, whereby certain defined terms related to a covenant calculation were clarified.

          To date, we have not generated any revenues and we do not anticipate generating any revenues until we complete the modifications at the Mason City biodiesel production facility and begin operations. Since we have not commenced any operations, we do not yet have comparable income, production or sales data.

Liquidity and Capital Resources

          We expect to spend the next 12 months (i) installing equipment on the Mason City biodiesel production facility to make it multi-feedstock capable; and (ii) beginning our operations of the Mason City biodiesel production facility. We do not anticipate raising additional equity capital in the next 12 months. However, in the event our equity reserves and debt are not adequate to recommence and continue operations of the Mason City biodiesel production facility, we may be forced to do so. We also plan to use approximately $8,350,000 of our equity reserves to install the front end equipment on the Mason City biodiesel production facility so that it will be multi-feedstock capable. As of January 31, 2011 there is approximately $3,491,000 in construction-in-progress towards this equipment installation. Should we be unsuccessful in our operation of the Mason City biodiesel production facility, our project may fail and we may be dissolved. If we are dissolved, our assets will be distributed pursuant to our operating agreement.

          Currently, progress on the construction at the Mason City biodiesel production facility includes the pouring of the footings for the addition and the pouring of the containment dike. Two field tanks have been erected and are being constructed. We estimate approximately 37% of the work is complete as of February 28, 2011. We estimate we will begin production in August 2011.

          On February 3, 2011, we entered into a development agreement with the City of Mason City, Iowa this agreement provides for the payment of semi-annual tax increments to us for 5 years, beginning December 1, 2012, related to the initial construction of the Mason City biodiesel production facility and 8 years, beginning December 1, 2013, based on the equipment installation at the Mason City biodiesel production facility, totaling up to, but not to exceed, approximately $623,000. The agreement provides for a new water main extension to our site estimated to cost approximately $120,000, of which 25% of the cost will be paid by the City of Mason City and the remaining 75% will be paid using funds held in our Holdback Escrow Account. Additionally under the development agreement, we have agreed to meet certain employment requirements related to hiring and retention through December 31, 2021.

          We anticipate the success of our operation of the Mason City biodiesel production facility will be dependent upon several factors. First, we will be dependent upon Ball to successfully install the front end equipment on the Mason City biodiesel production facility, so that we can effectively utilize a variety of feedstocks, and, specifically, corn oil. We may have difficulties getting the additional equipment to operate smoothly with the current plant technology. Then we will need to be able to find an adequate and cost-effective supply of corn oil to use to produce our biodiesel. We anticipate that we will be able to obtain corn oil largely from local ethanol plants. However, this will require us to enter into agreements with such ethanol plants and we may be unable to enter into the necessary number of agreements or such agreements may be on terms unfavorable to us. Additionally, ethanol plants that are presently producing corn oil as a by-product may cease such production in the future as a result of patent infringement litigation related to the corn oil technology many ethanol plants are currently using. We may decide to enter into joint ventures with ethanol plants to encourage them to install corn oil equipment on their plants, but this means we will also assume some of the risk.

          Finally, we will be dependent upon our marketer to sell our biodiesel at profitable prices. On August 12, 2010, we entered into a biodiesel marketing agreement with RPMG (“Marketing Agreement”). Pursuant to the terms of the Marketing Agreement, we agreed that RPMG will market all of the biodiesel we may produce at the Mason City biodiesel production facility during the term of the Marketing Agreement, subject to our right to enter into tolling arrangements that will not be subject to the Marketing Agreement. If we have not commenced operations at the Mason City biodiesel production facility on or before July 15, 2011, then either party may terminate the Marketing Agreement upon twenty-one (21) days written notice to the other party.

          RPMG will be responsible for and shall bear the risk of loss of all biodiesel marketed for us from the time the biodiesel crosses the loading flange at the Mason City biodiesel facility and the common carrier or customer accepts for loading the biodiesel at the Mason City biodiesel facility in either a railcar, tank truck or other transport vehicle.

Site Acquisition and Development

          We purchased approximately 35 acres for our plant site near Marcus, Iowa in Cherokee County. In August 2007, we commenced construction of our 30 million gallon per year biodiesel plant. In November 2007, we suspended all construction related activities on our plant while we sought the debt financing we needed to complete construction of the plant. On April 10, 2008 our members approved reducing the initial production capacity of the biodiesel plant to 15 million gallons per year from 30 million gallons per year. Upon completing approximately 10% of the construction of our biodiesel plant in October 2008, management determined that it would not likely be feasible to complete construction of the biodiesel plant due to current economic conditions. We may be unable to sell the Marcus site and the construction completed at a profit, or at all. Due to the significant changes we made to our project, we recorded an impairment charge during our quarter ended October 31, 2008 in the value of constructed and construction in process assets of approximately $6,923,000, a portion of which is from the site we purchased. Additionally, as we have not sold the assets being held, we recorded an additional impairment charge of approximately $631,000 during the fiscal year ended October 31, 2010. We feel the Marcus site is an attractive site for development and we are actively looking for a buyer for the Marcus site. We have made some contacts with potential buyers.

          In connection with our purchase of the Mason City biodiesel production facility, we purchased approximately forty-five acres upon which the biodiesel production facility sits. Mason City is in north central Iowa. The site was a portion of the purchase price under the Asset Purchase Agreement with OSM.

Trends and Uncertainties Impacting the Biodiesel Industry and Our Future Operations

          We will be subject to industry-wide factors that affect our anticipated operation of the Mason City biodiesel production facility and financial performance. These factors include, but are not limited to, the available supply and cost of feedstock from which biodiesel and glycerin will be processed; dependence on RPMG and a glycerin marketer (if we decide to use a glycerin marketer) to market and distribute our products; the competitive nature of the biodiesel industry; possible legislation at the federal, state and/or local level; changes in federal tax incentives; and the cost of complying with extensive environmental laws that regulate the biodiesel industry.

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

          Biodiesel production grew as additional plants become operational, until 2009 when production reduced. In 2006 biodiesel production was approximately 250 million gallons. The National Biodiesel Board estimates that in 2008, biodiesel production reached 700 million gallons. Estimates for 2009 biodiesel production however, were approximately 545 million gallons. According to Reuters, 2010 production decreased by 20%, posting only fifty percent (50%) of the 2008 biodiesel output. This reduction was likely largely related to the recession and the related credit crisis. We believe this increase in biodiesel supply, reduction in demand, and the loss of the biodiesel tax credit (until it was reinstated at the end of 2010 for 2011 and made retroactive for 2010) have forced some biodiesel producers to cut back production or cease production altogether. The combination of additional supply and stagnant or reduced demand may damage our ability to generate revenue and maintain positive cash flows should we reach the point where we begin operating the Mason City biodiesel production facility.

          Renewable Fuels Standard

          The Energy Policy Act of 2005 created the Renewable Fuel Standard (RFS) which required refiners to use 7.5 billion gallons of renewable fuels by 2012. The Energy Independence and Security Act of 2007 (EISA) expanded the existing RFS to require the use of 9 billion gallons of renewable fuel in 2008, increasing to 36 billion gallons of renewable fuel by 2022 (RFS2). The RFS2 requires that 600 million gallons of renewable fuel used in 2009 must come from advanced biofuels other than corn-based ethanol, such as ethanol derived from cellulose, sugar or crop residue and biomass-based diesel (which includes biodiesel and renewable diesel), increasing to 21 billion gallons in 2022. The RFS2 further includes a requirement that 500 million gallons of biodiesel and biomass-based diesel fuel be blended into the national diesel pool in 2009, gradually increasing to one billion gallons by 2012. However, in November 2008, the EPA announced that the RFS2 program in 2009 would continue to be applicable to producers and importers of gasoline only. This meant that the 500 million gallons of biomass-based diesel required by the RFS2 did not have to be blended into U.S. fuel supplies in 2009. This is due to the fact that the regulatory structure of the original RFS program did not provide a mechanism for implementing the EISA requirement for the use of 500 million gallons of biomass-based diesel. On February 3, 2010 the EPA issued final rules under RFS2. The final rules addressed this issue by combining the 2010 biomass-based diesel requirement of 0.65 billion gallons with the 2009 biomass-based diesel requirement of 0.5 billion gallons to require that obligated parties meet a combined 2009/2010 requirement of 1.15 billion gallons by the end of the 2010 compliance year. We anticipate that there will again be a roll-over of some of the 2010 requirement into 2011 and also that some of the cellulosic requirements that cannot be achieved due to lack of technology may be allowed to be filled by biodiesel. Thus, we anticipate that biodiesel requirements under the 2011 RFS2 may exceed the previously set 800 million gallon requirement for 2011. According to The Biodiesel Magazine website, cellulosic biofuel and biomass-based diesel consumed beyond the 2011 minimum thresholds will be credited towards the advanced biofuel and total renewable fuel volume requirements.

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

          The RFS2 program gained additional certainty when on December 21, 2010, a lawsuit challenging the RFS2 regulations was dismissed. We anticipate that the RFS2 may increase demand for biodiesel in the long-term, as it sets a minimum usage requirement for biodiesel and other types of biomass-based diesel. However, there can be no assurances that demand for biodiesel will be increased by the RFS2. As of March 7, 2011, the Biodiesel Magazine website estimated that national biodiesel production capacity was approximately 2.84 billion gallons per year, which already exceeds the 2012 biodiesel and biomass-based diesel use mandate contained in the EISA. Accordingly, there is no assurance that additional production of biodiesel and biomass-based diesel will not continually outstrip any additional demand for biodiesel that might be created by this new law. We also anticipate that the expanded RFS2 will be primarily satisfied by ethanol, including both corn-based and other types of ethanol. The amount of corn-based ethanol that may be used to satisfy the RFS2 requirements is capped at 15 million gallons starting in 2015 and, accordingly, other types of ethanol, including cellulose-based ethanol, will likely be used to satisfy any requirements over and above the 15 million gallon corn-based ethanol cap. Because the biodiesel tax credit was only recently reinstated and extended, we are still not certain if these measures in conjunction with each other will be enough to re-stimulate the biodiesel market.

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

Quarterly Financial Results

          At January 31, 2011, we had total assets of approximately $28,896,000 consisting primarily of cash and equivalents, property, plant and equipment, assets held for sale and escrow deposits. At January 31, 2011, we had current liabilities of approximately $1,794,000 consisting of our accounts payable, current maturities of long-term debt, and other accrued expenses. Total members’ equity at January 31, 2011 was approximately $21,167,000. Since our inception, we have generated no revenue from operations. For the three months ended January 31, 2011, we had a net loss of approximately $208,000.

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

Debt Financing

          On April 2, 2010, we entered into a Loan Agreement with OSM. Subject to the terms of the Loan Agreement, OSM agreed to lend us $6,000,000 to be used to acquire the Mason City biodiesel production facility. The initial interest rate is 5%. In October 2016, the interest rate will adjust to the 5-year LIBOR/swap rate plus 3.5%, with a floor of 5%. During the first year of the loan, we will be required to only pay interest on outstanding amounts. Beginning in November 2011, we will make principal and interest payments amortized over a ten-year period, with maturity of the note in 2021.

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

          The Loan Agreement provides that certain actions will constitute defaults, which would allow OSM to terminate its commitment to loan the funds, or if already advanced, to demand immediate repayment of the entire loan amount and foreclose its security interest in our property. Defaults include the following events:

•	our failure to make the required principal and interest payments;

•	if any representation or warranty made by us proves to be materially misleading or untrue;

•	our failure to comply with the terms of the Loan Agreement;

•	the destruction of the Mason City biodiesel production facility;

•	cessation of making certain improvements to the biodiesel plant required by OSM;

•	our failure to comply with certain requirements of governmental bodies;

•	if we have unsatisfied judgments against us that exceed $150,000 for 30 days or more;

•	if we file for bankruptcy or cease to exist as a legal entity;

•	if we fail to comply with all covenants;

•	if we are unable to pay our debts when due;

•	if we are in default under a material contract or lose a permit or material contract necessary for our business;

•	if we are in default under any agreement with OSM; or

•	if we are in default with respect to any other indebtedness.

          On September 30, 2010, we entered into an Amended and Restated Loan Agreement with OSM. The purpose of amending and restating the Loan Agreement was to address certain items related to closing on the loan and to address additional details related to the Construction and Design Agreement and our anticipated biodiesel production facility modifications to make it multi-feedstock capable.

          On March 18, 2011, we entered into a first amendment to the loan agreements with OSM, whereby certain defined terms related to a covenant calculation were clarified.

Grants and Government Programs

          Currently, there are limited numbers of grants, loans and forgivable loan programs available to biodiesel producers. We are uncertain what grants, loans and forgivable loan programs, if any, will be available to us in the event we begin operations at the Mason City biodiesel production facility. Some combinations of programs are mutually exclusive.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

          Our management, including our Chief Executive Officer (the principal executive officer) Charles Sand, along with our Chief Financial Officer (the principal financial officer) Dallas Thompson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2011. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the period ended January 31, 2011 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          We did not sell any membership units during the three months ended January 31, 2011. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended January 31, 2011.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount

Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Construction of biodiesel facility in Marcus, Iowa.	(8,593,000	)(2)
Estimated Proceeds Used in Development and Purchase of biodiesel facility in Mason City, Iowa.	(7,254,000)
Proceeds used to purchase the Mason City biodiesel production facility	(4,000,000	)(3)
Estimated Proceeds Used in Construction of Improvements at Mason City biodiesel production facility	(1,323,000)
Proceeds required to complete related improvements on the Mason City biodiesel production facility	(6,677,000)
Interest income earned on cash and equivalents	1,406,000
Estimated proceeds remaining for start-up of Mason City plant and related expenditures (does not include debt financing from OSM)	$5,341,000	(4)

           (1) This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary offering costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.

           (2) We believe these amounts represent the proceeds we used as of January 31, 2011 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa.

           (3) This figure does not include the $6,077,595 we obtained from OSM under the Loan Agreement, or the $375,000 paid to New Equity under the Settlement and Termination Agreement.

           (4) This number is our current cash and equivalents, less: our accounts payable; and accrued expenses. It does not include amounts owed for improvements to the Mason City biodiesel production facility, as those will be paid by the escrow deposit. If we sell some of the assets we have held for sale, then this will increase the proceeds remaining to invest in the Mason City biodiesel production facility. Additionally, this figure does not include the $6,077,595 in debt financing that we obtained from OSM pursuant to the Loan Agreement, or the $375,000 paid to New Equity under the Settlement and Termination Agreement.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Description	Method of Filing

10.1	First Amendment to Amended and Restated Loan Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated March 18, 2011.	*

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 13a-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date March 22, 2011	/s/ Charles Sand

Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2011	/s/ Dallas Thompson

Dallas Thompson
Treasurer and Chief Financial Officer