Form 10-Q
period 2011-04-30
Soy Energy, LLC
filed 2011-06-14
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

COMMISSION FILE NUMBER 000-53112

SOY ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-4026473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4172 19th Street SW, Mason City, Iowa 50401
(Address of principal executive offices)

(641) 421-7590
(Registrant's telephone number, including area code)

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
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 14, 2011, we had 33,018 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
(A Development Stage Company)
Condensed Balance Sheets

ASSETS	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$5,124,117	$6,352,955
Certificates of deposit	770,282	—
Accrued interest receivable	6,179	3,993
Prepaid cost and other	58,762	99,976
Total current assets	5,959,340	6,456,927

Property, Plant and Equipment
Land and improvements	502,176	502,176
Buildings	3,272,616	3,272,616
Equipment	6,256,560	6,242,987
Accumulated depreciation	(7,720)	(5,954)
Total	10,023,632	10,011,825
Construction in progress	5,989,759	1,383,899
Net property, plant and equipment	16,013,391	11,395,724

Other Assets
Assets held for sale	2,055,380	2,825,380
Escrow deposit	4,931,444	6,677,482
Debt service reserve	150,334	150,000
Debt issuance costs, net	137,967	148,257
Total other assets	7,275,125	9,801,119

Total Assets	$29,247,856	$27,653,767

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$2,142,409	$96,224
Accrued expenses	136,123	132,081
Current maturities of long-term debt	234,264	—
Total current liabilities	2,512,796	228,305

Long-Term Debt, Net of Current Maturities	5,816,202	6,050,048

Members' Equity
Member contributions, 33,018 units issued and oustanding	31,031,572	31,031,572
Deficit accmulated during development stage	(10,112,714)	(9,656,158)
Total members' equity	20,918,858	21,375,414

Total Liabilities and Members’ Equity	$29,247,856	$27,653,767

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Three Months Ended	Three Months Ended
	April 30, 2011	April 30, 2010
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Operating Expenses
General and administrative	180,817	57,890
Professional fees	85,750	215,893
Impairment expense	—	630,863
Total operating expenses	266,567	904,646

Operating Loss	(266,567)	(904,646)

Other Income
Interest income	17,777	10,126
Other income	285	—
Total other income, net	18,062	10,126

Net Loss	$(248,505)	$(894,520)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018

Net Loss Per Unit - Basic and Diluted	$(7.53)	$(27.09)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Condensed Statement of Operations

			From Inception
	Six Months Ended	Six Months Ended	(December 15, 2005) to
	April 30, 2011	April 30, 2010	April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
General and administrative	336,121	111,492	1,944,705
Professional fees	162,647	341,950	2,029,494
Impairment expense	—	630,863	7,553,488
Total operating expenses	498,768	1,084,305	11,527,687

Operating Loss	(453,768)	(1,084,305)	(11,527,687)

Other Income
Interest income	37,511	23,265	1,423,622
Other income	4,701	—	19,762
Interest expense	—	—	(28,411)
Total other income, net	42,212	23,265	1,414,973

Net Loss	$(456,556)	$(1,061,040)	$(10,112,714)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018	24,557

Net Loss Per Unit - Basic and Diluted	$(13.83)	$(32.14)	$(411.81)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

			From Inception
	Six months ended	Six months ended	(December 15, 2005)
	April 30, 2011	April 30, 2010	to April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(456,556)	$(1,061,040)	$(10,112,714)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,766	887	9,463
Loss on sale of assets held for sale	45,000	—	45,000
Noncash interest income	(5,130)	—	(35,876)
Impairment of long-lived assets	—	630,863	7,553,488
Write off of construction services related to terminated agreement	—	—	50,000
Write off of debt issuance costs	—	—	25,000
Expenses financed with long-term debt	—	—	50,048
Changes in operating assets and liabilities:
Accrued interest receivable	(2,186)	1,491	(6,179)
Prepaid costs and other	(110,780)	(4,640)	(115,756)
Accounts payable	30,519	73,383	66,107
Accrued expenses	4,042	(11)	136,123
Net cash used for operating activities	$(493,325)	$(359,067)	$(2,335,296)

Cash Flows from Investing Activities
Capital expenditures	$(164,397)	$—	$(14,956,861)
Proceeds from disposal of property and equipment	—	—	1,725,000
Proceeds from disposal of assets held for sale	200,000	5,561	205,818
Escrow deposits, net	—	—	(8,000,000)
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	(770,282)	—	(2,720,282)
Proceeds from maturing certificates of deposit	—	—	1,950,000
Net cash (used for) provided by investing activities	$(734,679)	$5,561	$(23,996,325)

Cash Flows from Financing Activities
Payments for debt issuance costs	$—	$(25,000)	$(175,000)
Funding debt service reserve	—	—	(150,000)
Members' contributed capital	—	—	31,968,000
Payments for offering costs	—	—	(186,428)
Payments on long-term debt	(834)	—	(834)
Net cash (used for) provided by financing activities	$(834)	$(25,000)	$31,455,738

Net (Decrease) Increase in Cash and Cash Equivalents	$(1,228,838)	$(378,506)	$5,124,117

Cash and Cash Equivalents at Beginning of Period	6,352,955	19,826,065	—

Cash and Cash Equivalents at End of Period	$5,124,117	$19,447,559	$5,124,117

			From Inception
	Six months ended	Six months ended	(December 15, 2005)
	April 30, 2011	April 30, 2010	to April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information
Interest expense paid	$—	$—	$26,667
Capitalized interest paid	$150,823	$—	$284,379

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress in accounts payable	$2,015,666	$—	$2,076,302
Assets held for sale reclassified to construction-in-progress	525,000	—	525,000
Prepaid costs reclassified to construction-in-progress	95,000	—	95,000
Amortization of loan fees, discounts and prepaid costs capitalized as construction-in-progress	68,536	—	68,536
Payment of construction-in-progress with escrow deposit	1,750,834	—	3,074,098
Property and equipment financed with long-term debt	—	—	6,000,000
Assets held for sale reclassified to prepaid expenses	—	—	95,000
Long-term debt issued to pay operating expenses	—	—	50,048
Construction-in-progress applied against design services deposit	—	—	963,675
Design services deposit applied against accounts payable to related party	—	—	431,696
Property and equipment returned for member units	—	—	750,000
Property and equipment reclassified to assets held for sale	—	—	3,557,061

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
April 30, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2010, contained in the Company's Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2011 and the results of operation and cash flows for all periods present.

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was originally organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of April 30, 2011, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of improvements to the Mason City, Iowa plant, which will produce 30 MGY of biodiesel. The Company anticipates construction completion and commencement of operations in August 2011.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters, among others, the carrying value of property, plant and equipment and related assumptions related to impairment testing and the carrying value of assets held for sale. In addition, the Company estimates that it has the necessary capital to finish the construction of improvements to get the plant operational. Actual results may differ from previously estimated amounts and such differences may be material to the financial statements.

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

The Company capitalizes construction costs as construction-in-progress until the assets are placed in service. The Company had construction-in-progress of approximately $5,990,000 and $1,384,000 as of April 30, 2011 and October 31, 2010, respectively, relating to the Mason City, Iowa plant improvements.

Construction-in-Progress

The Company continues to make payments for the construction of a 30 MGY plant. The Company anticipates the construction will cost approximately $8,950,000, including capitalized interest, insurance, and certain assets previously held for sale now utilized in the construction, with approximately $2,960,000 remaining at April 30, 2011. The Company capitalized interest of approximately $162,000, including amounts accrued, during the six months ended April 30, 2011.

Debt Issuance Costs

The Company had debt issuance costs of approximately $138,000 and $148,000 at April 30, 2011 and October 31, 2010,

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
April 30, 2011

respectively. Accumulated amortization at April 30, 2011 and October 31, 2010 was approximately $12,000 and $2,000, respectively. The Company capitalized the amortization of debt issuance costs as part of the construction-in-progress during the six months ended April 30, 2011 of approximately $10,000.

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

The Company believes the carrying value of cash and cash equivalents, escrow deposit, debt service reserve, accounts payable, and other working capital items approximate fair value due to the short maturity nature of these instruments. The Company believes the carrying amount of the long-term debt approximates the fair value due to terms of the debt approximating the current market interest rates.

2.    LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company has a biodiesel facility in Mason City, Iowa and is in the process of constructing improvements to the plant. The Company anticipates that operations will commence in August 2011 and believes current cash reserves and a line-of-credit from a commercial bank, subject to prices of commodities, will be sufficient to fund construction and all of operations through April 2012. The Company is in the process of obtaining a line-of-credit with a commercial bank.

3.    ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
April 30, 2011

Amounts included in assets held for sale are as follows:

	April 30, 2011	October 31, 2010*
Land	$250,262	$250,262
Equipment	1,805,118	2,575,118

Total assets held for sale	$2,055,380	$2,825,380

* Derived from audited financial statements.

4.    LONG-TERM DEBT

The Company has a term loan initially for $6,000,000 with a financial institution with a fixed rate of 5.0% until October 2016. The interest rate will then adjust to the greater of the five-year LIBOR swap rate plus 3.5% or 5.0%. The Company makes monthly interest only payments on the term loan until November 1, 2011, followed by 120 monthly principal and interest payments sufficient to fully amortize the principal balance at maturity in September 2021.

The Company has a non-interest bearing note with the same financial institution for $77,595 and will be due in full in September 2021. The carrying value of the loan is shown net of unamortized discount of $26,295 and $27,547 as of April 30, 2011 and October 31, 2010, respectively, and is calculated using a 5.0% market interest rate. The amortization of the debt discount is recognized as interest costs.

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

Amounts included in long-term debt are as follows.

	April 30, 2011	October 31, 2010*
Term loan	$5,999,166	$6,000,000
Term loan	51,300	50,048
Total long-term debt	6,050,466	6,050,048
Less current maturities	234,264	—

	$5,816,202	$6,050,048

* Derived from audited financial statements.

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
April 30, 2011

The estimated maturities of long-term debt, net of unamortized discount, at April 30, 2011 are as follows:

2012	$234,264
2013	486,432
2014	511,319
2015	537,479
2016	564,977
Thereafter	3,715,995

Total	$6,050,466

5.    COMMITMENTS AND CONTINGENCIES

Construction Agreement

On August 11, 2010, the Company entered into a construction agreement with an unrelated party (contractor) for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feedstocks. Substantial completion of the work shall be achieved no later than 270 days after the date of notice to proceed has been delivered. The notice to proceed was delivered on October 1, 2010, so the date of which substantial completion of the work to be achieved is July 1, 2011. If not completed within 45 days (August 15, 2011) after the scheduled substantial completion date, the contractor shall pay the Company $5,500 per day up to, but not exceeding, $350,000. The Guaranteed Maximum Price of the project is $8,000,000. The amount of the Guaranteed Maximum Price was deposited into an escrow account to be drawn upon as work progresses. The Company may terminate the agreement with seven days notice upon written request without cause; however, the contractor is due any amounts incurred for work completed. The Company may terminate the agreement with cause with seven days notice whereby any unpaid work done by the contractor will only be paid to the extent the Company's costs and expenses to complete the project are less than the unpaid balance of the Cost of the Work. If the costs and expenses to complete the project exceed the Cost of the Work the contractor shall pay the excess. The Company had incurred approximately $5,150,000 on this contract as of April 30, 2011, which is included in construction-in-progress.

Marketing Agreement

On August 12, 2010, the Company entered into a marketing agreement with an unrelated party whereby the marketer would sell and market all of the biodiesel produced by the Company. In the event that the Company is not producing biodiesel by July 15, 2011 either company shall have the option to terminate the agreement with 21 days written notice. The Company is in the process of extending the marketing agreement with the unrelated party. The Company shall pay the marketer a fee. The agreement shall commence on the effective date, August 12, 2010, and has an initial term with options to renew for additional terms. If either party breaches the contract, the other party may terminate the agreement if the breach is not cured within 30 days of written notice. This agreement may also be terminated by mutual consent of both parties.

Agreement for Private Development

On February 3, 2011, the Company entered into a development agreement with the City of Mason City, Iowa providing for the payment of semi-annual Tax Increments to the Company for five years, beginning December 1, 2012, on the construction of the existing facility and eight years, beginning December 1, 2013, on the expansion of the existing facility totaling up to, but not to exceed, approximately $623,000. The agreement provides for a new water main extension to the development property estimated to cost approximately $120,000 of which 25% of the cost will be paid by the City of Mason City and the remaining 75% will be paid using funds held in the Holdback Escrow Account. Additionally, the Company has agreed to meet certain employment related hiring and retention requirements through December 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2011. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2010.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to, those business risks and factors described elsewhere in this report, in our other Securities and Exchange Commission filings, as well as those listed below.

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

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business;

•	Our potential liability resulting from future litigation;

•	General economic conditions;

•	Our ability to sell assets held for sale at their carrying value minus selling costs;

•	Changes and advances in biodiesel production technology;

•	Restrictive covenants in our loan agreement;

•	Competition from other alternative fuels; and

•	Other factors described elsewhere in this report.

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

Overview

We are a development stage Iowa limited liability company with no prior operating history. In September 2010, we completed the purchase of a biodiesel production facility located in Mason City, Iowa which was in bankruptcy. We have engaged Ball Industrial Services, LLC ("Ball") to retrofit the biodiesel production facility in order to provide greater feedstock flexibility for the biodiesel production facility. Pursuant to our agreement, Ball will provide design, engineering, procurement, testing, training, and construction services and labor, materials, supplies and equipment for modifications to the Mason City biodiesel production facility.

On March 18, 2011, we entered into a second amendment to our loan agreement with OSM-REO FF, LLC (OSM), which is our primary lender. The purpose of this amendment was to define certain terms in the loan agreement which related to our covenant calculations. This amendment clarified our obligations pursuant to the loan agreement.

We anticipate depending on our marketer to sell our biodiesel at profitable prices. On August 12, 2010, we entered into a biodiesel marketing agreement with RPMG (the “Marketing Agreement”). Pursuant to the terms of the Marketing Agreement, we agreed that RPMG will market all of the biodiesel we may produce during the term of the Marketing Agreement, subject to our right to enter into tolling arrangements that will not be subject to the Marketing Agreement. If we have not commenced operations on or before July 15, 2011, then either party may terminate the Marketing Agreement by giving twenty-one days written notice to the other party. We do not anticipate this agreement will terminate even though we anticipate selling biodiesel after August 15, 2011.

Iowa recently passed a law that provides incentives for further use of biofuels in Iowa, including biodiesel. This law extends the current biodiesel tax credit of 2 cents per gallon for retailers who sell diesel containing 2% biodiesel (B2) into 2012. Also, the law provides for a 4.5 cents per gallon tax credit for retailers who sell diesel containing 5% biodiesel (B5) for 2012 through 2017. In addition to the retailer credit, the Iowa law provides a biodiesel producer incentive of 3 cents per gallon of biodiesel produced in Iowa for 2012, 2.5 cents per gallon in 2013 and 2 cents per gallon in 2014. These producer incentives are capped at the first 25 million gallons produced by each biodiesel facility. These Iowa incentives are expected to increase biodiesel production in Iowa and may allow us to operate the biodiesel plant at times when other biodiesel producers in the United States cannot profitably operate.

Biodiesel production in the United States has been significantly more robust during 2011 compared to 2010. During 2010, the vast majority of the biodiesel production facilities in the United States were shutdown due to uncertainty regarding the federal biodiesel blenders' credit and the biodiesel use mandate pursuant to the Federal Renewable Fuels Standard (RFS). Pursuant to the RFS, the United States is required to blend 800 million gallons of biodiesel in 2011. Further, biodiesel may be used to satisfy a portion of the RFS which cannot be met by cellulosic ethanol producers. Biodiesel may also be used to fulfill the RFS in future years provided that demand for ethanol does not increase beyond its current levels due to restrictions on the amount of ethanol that can be blended into the United States gasoline market. All of these factors may lead to increased biodiesel demand and corresponding increases in biodiesel prices. However, the total biodiesel production capacity for the United States, as reported by the National Biodiesel Board, is approximately 2.7 billion gallons of biodiesel per year, which is still significantly greater than the RFS for 2011. If this idled biodiesel production capacity were to come back online, it could result in an oversupply of biodiesel in the market.

To date, we have not generated any revenues and we do not anticipate generating any revenues until we complete the modifications at the Mason City biodiesel production facility and begin operations. Since we have not commenced any operations, we do not yet have comparable income, production or sales data. From our inception through April 30, 2011, we have incurred accumulated losses of approximately $10,113,000.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents we have on hand, various certificates of deposit and the proceeds of our loan from our primary lender. As of April 30, 2011, we had cash and equivalents of approximately $5,124,000 and we had certificates of deposit of approximately $770,000. In addition, the balance of our escrow account as of April 30, 2011 was approximately $4,931,000. The funds in our escrow account are used to pay our construction costs. We expect to spend the next 12 months (i) installing equipment in the Mason City biodiesel production facility to make it multi-feedstock capable; and (ii) beginning our operation of the Mason City biodiesel production facility. We do not anticipate raising additional equity or debt capital in the next 12 months. However, in the event our equity reserves and debt resources are not adequate to commence and continue operations of the Mason City biodiesel production facility, we may be forced to do so. As of April 30, 2011, we anticipate spending an additional approximately $2,960,000 to complete our construction activities at the biodiesel production facility prior to the time when we anticipate commencing production in August 2011. We estimate approximately 78% of the work was complete as of May 31, 2011.

On February 3, 2011, we entered into a development agreement with the City of Mason City, Iowa. This agreement provides that the City of Mason City Iowa will make certain incentive payments to us based on the increased property tax revenue for 5 years, beginning December 1, 2012, related to the initial construction of the Mason City biodiesel production facility and 8 years, beginning December 1, 2013, based on the equipment installation at the Mason City biodiesel production facility, totaling up to, but not to exceed, approximately $623,000. The agreement also provides for a new water main extension to our site estimated to cost approximately $120,000, of which 25% of the cost will be paid by the City of Mason City and the remaining 75% will be paid using funds held in our escrow account. Additionally under the development agreement, we have agreed to meet certain employment requirements related to hiring and retention through December 31, 2021.

Comparison of the Three and Six Months Ended April 30, 2011 and 2010

We are currently in the development stage and do not anticipate operating the biodiesel production facility until August 2011 when we have completed the installation of equipment which will allow us to use multiple feedstocks to produce biodiesel at the plant. Therefore, we do not anticipate that we will have any revenue until at least the third quarter of our 2011 fiscal year. Until that time, we anticipate relying on our equity and debt resources in order to complete the equipment installation and commence operating the biodiesel production facility.

During the three and six months ended April 30, 2011, we had more general and administrative expenses compared to the same periods of 2010, primarily because we have added additional staff in anticipation of commencing operations in August 2011. We had significantly less professional fees during the three and six month periods ended April 30, 2011 compared to the same period of 2010 because we completed the acquisition of the Mason City plant during our 2010 fiscal year and we also completed our debt financing and construction contracts during our 2010 fiscal year. All of these projects required us to use a significant amount of professional services during our 2010 fiscal year. We had an impairment loss of approximately $631,000 during the quarter ended April 30, 2010 due to an impairment analysis we performed as of April 30, 2010 related to the assets that we held for sale. The purpose of the impairment analysis was to adjust the carrying amount of these assets on our financial statements to their current fair values. We did not have any impairment losses during the three and six month periods ended April 30, 2011.

We had more interest income during the three and six month periods ended April 30, 2011 compared to the same periods of 2010 due to interest income we earned on our cash and certificates of deposit. During the quarter ended April 30, 2011, we sold a piece of equipment and realized a loss of $45,000 on the sale. We did not have any comparable losses during the three and six month periods ended April 30, 2010.

Changes in Financial Condition During the Six Months Ended April 30, 2011

Our cash and equivalents were lower at April 30, 2011 compared to October 31, 2010 primarily due to the fact that we used proceeds of short-term certificates of deposit to purchase longer term certificates of deposit that are no longer classified as a cash equivalent. We also used cash during the six months ended April 30, 2011 related to our continued development of our project. As of April 30, 2011, we had significantly more construction in progress compared to October 31, 2010 due to our continued construction projects related to the biodiesel plant front-end.

Our assets held for sale were lower at April 30, 2011 compared to October 31, 2010 due to a combination of a reclassification of some of our equipment held for sale into our construction in progress at April 30, 2011, along with the sale of a piece of equipment during the quarter ended April 30, 2011. The balance of funds in our escrow account was lower at April 30, 2011 compared to October 31, 2010 due to continuing payments our primary lender has made to Ball related to the construction of our biodiesel plant front-end.

Our accounts payable was higher at April 30, 2011 compared to October 31, 2010 due to outstanding payables to Ball related to our construction project. Our current maturities of long-term debt was higher at April 30, 2011 compared to October 31, 2010 because we will start making payments on our loans starting in November 2011. Current maturities on our long-term debt includes payments that will be made on our long-term debt within one year of April 30, 2011.

Debt Financing

On April 2, 2010, we entered into a loan agreement with OSM.  Subject to the terms of the loan agreement, OSM agreed to lend us $6,000,000.  The initial interest rate is 5%.  In October 2016, the interest rate will adjust to the 5-year London Inter-bank Offered Rate (LIBOR) swap rate plus 3.5%, with a minimum annual interest rate of 5%.  During the first year of the loan, we will be required to only pay interest on outstanding amounts.  Beginning in November 2011, we will make principal and interest payments amortized over a ten-year period. The maturity date of the loan is in September, 2021.

The loan agreement requires us to adhere to various covenants which restrict our operating flexibility.  The loan agreement restricts our ability to make distributions to our members, to further pledge our assets for other financing that we might require, and to make payments on subordinated debt we acquire.  In addition, the loan agreement requires us to maintain certain financial ratios and to obtain OSM's permission before taking certain actions affecting our business and material contracts.

At closing, we executed a mortgage and security agreement in favor of OSM creating a first lien on substantially all of our assets. As a result, we must obtain OSM's permission to sell these assets, which could limit our operating flexibility.

The loan agreement provides that certain actions will constitute defaults, which would allow OSM to demand immediate repayment of the entire loan amount and foreclose its lien on our property.

On September 30, 2010, we entered into an Amended and Restated Loan Agreement with OSM.  The purpose of amending and restating the loan agreement was to address certain items related to closing on the loan and to address additional details related to the Construction and Design Agreement and our anticipated biodiesel production facility modifications to make it multi-feedstock capable.

On March 18, 2011, we entered into a second amendment to the loan agreements with OSM, whereby certain defined terms related to a covenant calculation were clarified.

As of April 30, 2011, we had approximately $6,050,000 outstanding pursuant to our OSM loans and interest accrued at 5% per year.

Critical Accounting Estimates

Management uses various estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accounting estimates that are the most important to the presentation of our results of operations and financial condition, and which require the greatest use of judgment by management, are designated as our critical accounting estimates. We have the following critical accounting estimate:

          We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. We review assets held for sale at each reporting date to determine that the carrying value is equal to or greater than the estimated net selling price. The carrying value of assets held for sale is based on the ability to sell or utilize these assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions, which do not reflect unanticipated events and circumstances that may occur.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this item because it is a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of April 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently subject to any material legal proceeding or claims. Management does not believe that there are currently any material unasserted claims against us.

Item 1A. Risk Factors

The Company is not required to provide the information required by this item because it is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any membership units during the three months ended April 30, 2011. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended April 30, 2011. On February 28, 2008 we filed a Form 10 to register our securities under the Securities Exchange Act of 1934. Our registration statement on Form 10 became effective on May 28, 2008. Our SEC file number is 000-53112.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount
Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Construction of biodiesel facility in Marcus, Iowa.	(8,593,000)	(2)
Estimated Proceeds Used in Development and Purchase of biodiesel facility in Mason City, Iowa.	(7,691,000)
Proceeds used to purchase the Mason City biodiesel production facility	(4,000,000)	(3)
Estimated Proceeds Used in Construction of Improvements at Mason City biodiesel production facility	(5,150,000)
Proceeds required to complete related improvements on the Mason City biodiesel production facility	(2,850,000)
Interest income earned on cash and equivalents	1,424,000
Estimated proceeds remaining for start-up of Mason City plant and related expenditures (does not include debt financing from OSM)	$4,922,000
(1)    This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary offering costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.
(2) We believe these amounts represent the proceeds we used as of April 30, 2011 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa.
(3) This figure does not include the $6,077,595 we obtained from OSM under the loan agreement, or the $375,000 paid to New Equity under the Settlement and Termination Agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date:	June 14, 2011	/s/ Charles Sand
Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 14, 2011	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer