Form 10-Q
period 2011-07-31
Soy Energy, LLC
filed 2011-09-14
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2011

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 14, 2011, we had 33,018 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
(A Development Stage Company)
Condensed Balance Sheets

ASSETS	July 31, 2011	October 31, 2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,968,119	$6,352,955
Certificates of deposit	519,098	—
Accrued interest receivable	2,424	3,993
Inventory	15,292	—
Prepaid cost and other	55,503	99,976
Total current assets	5,560,436	6,456,924

Property, Plant and Equipment
Land and improvements	502,176	502,176
Buildings	3,272,616	3,272,616
Equipment	6,303,038	6,242,987
Accumulated depreciation	(18,284)	(5,954)
Total	10,059,546	10,011,825
Construction in progress	8,833,494	1,383,899
Net property, plant and equipment	18,893,040	11,395,724

Other Assets
Other	10,804	—
Assets held for sale	1,875,637	2,825,380
Escrow deposit	1,052,588	6,677,482
Debt service reserve	150,565	150,000
Debt issuance costs, net	132,716	148,257
Total other assets	3,222,310	9,801,119

Total Assets	$27,675,786	$27,653,767

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2011	October 31, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$1,006,709	$96,224
Accrued expenses	204,929	132,081
Current maturities of long-term debt	353,606	—
Total current liabilities	1,565,244	228,305

Long-Term Debt, Net of Current Maturities	5,696,652	6,050,048

Members' Equity
Member contributions, 33,018 units issued and oustanding	31,031,572	31,031,572
Deficit accumulated during development stage	(10,617,682)	(9,656,158)
Total members' equity	20,413,890	21,375,414

Total Liabilities and Members’ Equity	$27,675,786	$27,653,767

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From Inception (December 15, 2005) to
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative	271,591	73,969	607,712	185,461	2,216,296
Professional fees	64,971	193,945	227,618	535,895	2,094,465
Impairment	175,743	—	175,743	630,863	7,729,231
Total operating expenses	512,305	267,914	1,011,073	1,352,219	12,039,992

Operating Loss	(512,305)	(267,914)	(1,011,073)	(1,352,219)	(12,039,992)

Other Income (Expense)
Interest income	6,265	11,984	43,776	35,249	1,429,887
Other income	1,072	491	5,773	491	20,834
Interest expense	—	—	—	—	(28,411)
Total other income, net	7,337	12,475	49,549	35,740	1,422,310

Net Loss	$(504,968)	$(255,439)	$(961,524)	$(1,316,479)	$(10,617,682)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018	33,018	33,018	24,936

Net Loss Per Unit - Basic and Diluted	$15.29	$(7.74)	$(29.12)	$(39.87)	$(425.80)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows

	Nine months ended	Nine months ended	From Inception (December 15, 2005)
	July 31, 2011	July 31, 2010	to July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(961,524)	$(1,316,479)	$(10,617,682)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	12,330	1,198	20,027
Loss on sale of assets held for sale	45,000	—	45,000
Noncash interest income	(5,708)	—	(36,454)
Impairment of long-lived assets	175,743	630,863	7,729,231
Write off of construction services related to terminated agreement	—	—	50,000
Write off of debt issuance costs	—	—	25,000
Expenses financed with long-term debt	—	—	50,048
Changes in operating assets and liabilities:
Accrued interest receivable	1,569	880	(2,424)
Inventory	(15,292)	—	(15,292)
Prepaid costs and other	(146,822)	(7,915)	(151,798)
Accounts payable	81,622	56,307	117,210
Accrued expenses	72,848	3,208	204,929
Net cash used for operating activities	(740,234)	(631,938)	(2,582,205)

Cash Flows from Investing Activities
Capital expenditures	(323,836)	(907)	(15,116,300)
Proceeds from disposal of property and equipment	—	—	1,725,000
Proceeds from disposal of assets held for sale	200,000	5,561	205,818
Escrow deposits, net	—	(250,000)	(8,000,000)
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	(774,820)	—	(2,724,820)
Proceeds from maturing certificates of deposit	255,722	—	2,205,722
Net cash used for investing activities	(642,934)	(245,346)	(23,904,580)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(40,000)	(175,000)
Funding debt service reserve	—	—	(150,000)
Members' contributed capital	—	—	31,968,000
Payments for offering costs	—	—	(186,428)
Payments on long-term debt	(1,668)	—	(1,668)
Net cash (used for) provided by financing activities	(1,668)	(40,000)	31,454,904

Net (Decrease) Increase in Cash and Cash Equivalents	(1,384,836)	(917,284)	4,968,119

Cash and Cash Equivalents at Beginning of Period	6,352,955	19,826,065	—

Cash and Cash Equivalents at End of Period	$4,968,119	$18,908,781	$4,968,119

	Nine months ended	Nine months ended	From Inception (December 15, 2005)
	July 31, 2011	July 31, 2010	to July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information
Interest expense paid	$—	$—	$26,667
Capitalized interest paid	227,472	—	361,028

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress in accounts payable	$818,744	$—	$879,380
Equipment in accounts payable	10,119	—	10,119
Assets held for sale reclassified to construction-in-progress	529,000	—	529,000
Prepaid costs reclassified to construction-in-progress	95,000	—	95,000
Amortization of loan fees, discounts and prepaid costs capitalized as construction-in-progress	102,910	—	102,910
Payment of construction-in-progress with escrow deposit	5,630,037	—	6,953,301
Property and equipment financed with long-term debt	—	—	6,000,000
Assets held for sale reclassified to prepaid costs	—	—	95,000
Long-term debt issued to pay operating expenses	—	—	50,048
Construction-in-progress applied against design services deposit	—	—	963,675
Design services deposit applied against accounts payable to related party	—	—	431,696
Property and equipment returned for member units	—	—	750,000
Property and equipment reclassified to assets held for sale	—	—	3,557,061

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
July 31, 2011

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2011 and the results of operations and cash flows for all periods present.

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was originally organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of July 31, 2011, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of improvements to the Mason City, Iowa plant, which will produce 30 MGY of biodiesel. The Company anticipates construction completion and commencement of operations in September 2011.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over estimated service lives of related assets using the straight-line method of accounting. Property, plant and equipment undergoing development that is not in service is shown in the balance sheet as construction-in-progress and is not depreciated. Estimated service lives computing depreciation for financial reporting are as follows:

Description	Years
Buildings	39
Equipment	2 to 10

Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property, plant and equipment accounts and depreciated as discussed above.

The Company capitalizes construction costs as construction-in-progress until the assets are placed in service. The Company had construction-in-progress of approximately $8,833,000 and $1,384,000 as of July 31, 2011 and October 31, 2010, respectively, relating to the Mason City, Iowa plant improvements.

Construction-in-Progress

The Company continues to make payments for the construction of a 30 MGY plant. The Company anticipates the construction will cost approximately $9,055,000, including capitalized interest, insurance, and certain assets previously held for sale now

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
July 31, 2011

utilized in construction in progress, with approximately $222,000 remaining at July 31, 2011. The Company capitalized interest of approximately $245,000, including amounts accrued, during the nine months ended July 31, 2011.

Debt Issuance Costs

The Company had unamortized debt issuance costs of approximately $133,000 and $148,000 at July 31, 2011 and October 31, 2010, respectively. Accumulated amortization at July 31, 2011 and October 31, 2010 was approximately $17,000 and $2,000, respectively. The Company capitalized the amortization of debt issuance costs as part of the construction-in-progress during the nine months ended July 31, 2011 of approximately $15,000.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the quarter ended July 31, 2011, the Company recorded an impairment charge totaling approximately $176,000 related to assets held for sale.

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

The Company believes the carrying value of cash and equivalents, escrow deposit, debt service reserve, accounts payable, and other working capital items approximate fair value due to the short maturity nature of these instruments. The Company believes the carrying amount of the long-term debt approximates the fair value due to terms of the debt approximating the current market interest rates. The Company is also considering the possibility of raising additional equity financing to increase working capital.

2.    LIQUIDITY

The Company is a developmental stage company and has no operating revenues. The Company has a biodiesel facility in Mason City, Iowa and is in the process of constructing improvements to the plant. The Company anticipates that operations will commence in September 2011 and believes current cash reserves and a line-of-credit from a commercial bank, subject to prices of commodities, will be sufficient to fund construction and all of operations through July 2012. The Company is in the process of obtaining a line-of-credit with a commercial bank.

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
July 31, 2011

3.    FAIR VALUE MEASUREMENTS

Assets held for sale, with a carrying amount of approximately $2,055,000 at April 30, 2011, were written down to fair value of approximately $1,876,000. The fair value of the assets held for sale were based on third party information and knowledge of sales of similar assets, which is considered a Level 2 input in the valuation hierarchy. The resulting impairment charge of approximately $176,000 was included in earnings for the quarter ended July 31, 2011.

4.    ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

Amounts included in assets held for sale are as follows:

	July 31, 2011	October 31, 2010*
Land	$250,262	$250,262
Equipment	1,625,375	2,575,118
Total assets held for sale	$1,875,637	$2,825,380

* Derived from audited financial statements.

5.    LONG-TERM DEBT

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

The Company has a non-interest bearing note with the same financial institution for $77,595 which will be due in full in September 2021. The carrying value of the loan is shown net of unamortized discount of $25,669 and $27,547 as of July 31, 2011 and October 31, 2010, respectively, and is calculated using a 5.0% market interest rate. The amortization of the debt discount is recognized as interest costs.

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

Amounts included in long-term debt are as follows.

	July 31, 2011	October 31, 2010*
Term loan	$5,998,332	$6,000,000
Term loan	51,926	50,048
Total long-term debt	6,050,258	6,050,048
Less current maturities	353,606	—
	$5,696,652	$6,050,048

* Derived from audited financial statements.

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
July 31, 2011

The estimated maturities of long-term debt, net of unamortized discount, at July 31, 2011 are as follows:

2012	$353,606
2013	492,538
2014	517,737
2015	544,225
2016	572,069
Thereafter	3,570,083
Total	$6,050,258

6.    COMMITMENTS AND CONTINGENCIES

Construction Agreement

On August 11, 2010, the Company entered into a construction agreement with an unrelated party (contractor) for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feedstocks. Substantial completion of the work shall be achieved no later than 270 days after the date of notice to proceed has been delivered. The notice to proceed was delivered on October 1, 2010, so the date of which substantial completion of the work to be achieved is July 1, 2011. The agreement includes a grace period clause in which it is possible that certain amounts could be paid to the Company. The Guaranteed Maximum Price of the project is $8,000,000. The amount of the Guaranteed Maximum Price was deposited into an escrow account to be drawn upon as work progresses. The Company may terminate the agreement with seven days notice upon written request without cause; however, the contractor is due any amounts incurred for work completed. The Company may terminate the agreement with cause with seven days notice whereby any unpaid work done by the contractor will only be paid to the extent the Company's costs and expenses to complete the project are less than the unpaid balance of the Cost of the Work. If the costs and expenses to complete the project exceed the Cost of the Work the contractor shall pay the excess. The Company had incurred approximately $7,815,000 on this contract as of July 31, 2011, which is included in construction-in-progress.

Marketing Agreement

On August 12, 2010, the Company entered into a marketing agreement with an unrelated party whereby the marketer would sell and market all of the biodiesel produced by the Company. In the event that the Company is not producing biodiesel by July 15, 2011 either company shall have the option to terminate the agreement with 21 days written notice. The Company shall pay the marketer a fee. The agreement shall commence on the effective date, August 12, 2010, and has an initial term with options to renew for additional terms. Neither company has terminated the agreement and believes it will continue when operations commence. If either party breaches the contract, the other party may terminate the agreement if the breach is not cured within 30 days of written notice. This agreement may also be terminated by mutual consent of both parties.

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

Crude Corn Oil Purchase Agreement

On June 19, 2008, the Company entered into a three year contract with an unrelated party to purchase 820,000 pounds of corn oil per month at a price determined substantially by adding $0.24 per pound, the Base Price, to 89% of the excess of the NYMEX Heating Oil First Nearby Contract Average Daily Settlement Price for the related calendar month over the Base Price. The contract provides the Company the option to purchase additional corn oil at the prevailing market price. The agreement also provides for its renewal in one year increments unless terminated by either party with 90 days notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2011. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2010. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

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

Overview

We are a development stage Iowa limited liability company with no prior operating history. In September 2010, we completed the purchase of a biodiesel production facility located in Mason City, Iowa which was in bankruptcy. We engaged Ball Industrial Services, LLC ("Ball") to retrofit the biodiesel production facility in order to provide greater feedstock flexibility for the biodiesel production facility. Pursuant to our agreement, Ball will provide design, engineering, procurement, testing, training, and construction services and labor, materials, supplies and equipment for modifications to the Mason City biodiesel production facility.

We are in the process of testing the biodiesel production facility and commencing operations. We have produced biodiesel on a test basis in order to determine that the biodiesel production facility is operating properly. We have identified a few minor issues that we are rectifying and we are in the process of completing staff training on the proper operation of the biodiesel production facility. We are not currently processing corn oil but we anticipate completing staff training on the pretreatment of corn oil soon. Once we have completed our staff training, we anticipate processing corn oil as a feedstock to produce biodiesel. We anticipate that we will generate our first revenue from biodiesel sales during the fourth quarter of 2011.

On March 18, 2011, we entered into a second amendment to our loan agreement with OSM-REO FF, LLC (OSM), which is our primary lender. The purpose of this amendment was to define certain terms in the loan agreement which related to our covenant calculations. This amendment clarified our obligations pursuant to the loan agreement.

We are in the process of negotiating an operating line of credit with First Citizens National Bank ("First Citizens") which will be used to purchase raw materials to operate the biodiesel plant. Management believes that this operating line of credit will be in place by the end of September 2011. Management anticipates that the line of credit will have a principal amount of $4 million which will have a maturity date of October 2012.

We anticipate depending on our marketer to sell our biodiesel at profitable prices. On August 12, 2010, we entered into a biodiesel marketing agreement with RPMG, Inc. (the "Marketing Agreement"). Pursuant to the terms of the Marketing Agreement, we agreed that RPMG will market all of the biodiesel we may produce during the term of the Marketing Agreement, subject to our right to enter into tolling arrangements that will not be subject to the Marketing Agreement. The Marketing Agreement provides that if we have not commenced operations on or before July 15, 2011, then either party may terminate the Marketing Agreement by giving twenty-one days written notice to the other party. We do not anticipate the Marketing Agreement will terminate even though we commenced operations after August 15, 2011.

Iowa recently passed a law that provides incentives for further use of biofuels in Iowa, including biodiesel. This law extends the current biodiesel tax credit of 2 cents per gallon for retailers who sell diesel containing 2% biodiesel (B2) into 2012. Also, the law provides for a 4.5 cents per gallon tax credit for retailers who sell diesel containing 5% biodiesel (B5) for 2012 through 2017. In addition to the retailer credit, the Iowa law provides a biodiesel producer incentive of 3 cents per gallon of biodiesel produced in Iowa for 2012, 2.5 cents per gallon in 2013 and 2 cents per gallon in 2014. These producer incentives are capped at the first 25 million gallons produced by each biodiesel production facility. These Iowa incentives are expected to increase biodiesel production in Iowa and may allow us to operate the biodiesel plant at times when other biodiesel producers in the United States cannot profitably operate.

Biodiesel production in the United States has been significantly more robust during 2011 compared to 2010. During 2010, the vast majority of the biodiesel production facilities in the United States were shutdown due to uncertainty regarding the federal biodiesel blenders' credit and the biodiesel use mandate pursuant to the Federal Renewable Fuels Standard (RFS). Under the RFS, the United States is required to blend 800 million gallons of biodiesel in 2011. Further, biodiesel may be used to satisfy a portion of the RFS which cannot be met by cellulosic ethanol producers. Biodiesel may also be used to fulfill the RFS in future years provided that demand for ethanol does not increase beyond its current levels due to restrictions on the amount of ethanol that can be blended into the United States gasoline market. All of these factors may lead to increased biodiesel demand and corresponding increases in biodiesel prices. However, the total biodiesel production capacity for the United States, as reported by the National Biodiesel Board, is approximately 2.7 billion gallons of biodiesel per year, which is still significantly greater than the RFS for 2011. If this idled biodiesel production capacity were to come back online, it could result in an oversupply of biodiesel in the market.

The biodiesel industry is benefited by a federal tax incentive called the Volumetric Ethanol Excise Tax Credit ("VEETC"). VEETC is frequently referred to as the "blenders' credit." VEETC provides a $1.00 per gallon tax credit for biodiesel produced in the United States. The blenders' credit is scheduled to expire on December 31, 2011. It is unclear whether this tax incentive will be reinstated. When the blenders' credit was allowed to expire at the end of 2009, most biodiesel producers in the United States ceased operating. Management anticipates that if the blenders' credit is not renewed, it may lead to significantly lower biodiesel demand and prices which may make biodiesel production unprofitable. While management anticipates that there will be some demand for biodiesel even without the blenders' credit due to the RFS, the price of biodiesel may be too low for us to operate the biodiesel plant profitably.

To date, we have not generated any revenues and we do not anticipate generating any revenues until we complete the modifications at the Mason City biodiesel production facility and begin operations. We anticipate that we will generate our first revenues during our fourth quarter of 2011. Since we had not commenced operations during our third quarter of 2011, we do not yet have comparable income, production or sales data. From our inception through July 31, 2011, we have incurred accumulated losses of approximately $10,618,000.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents we have on hand, various certificates of deposit and the proceeds of our loans from our primary lender. As of July 31, 2011, we had cash and equivalents of approximately $4,968,000 and we had certificates of deposit of approximately $519,000. In addition, the balance of our escrow account as of July 31, 2011 was approximately $1,053,000. The funds in our escrow account are used to pay our construction costs. We expect to spend the next 12 months commencing operations at the Mason City biodiesel production facility and producing biodiesel and its co-products.

We are in the process of negotiating an operating line of credit with First Citizens which is anticipated to have a principal amount of $4 million. We anticipate using these funds to purchase raw materials to operate the biodiesel production facility. However, if circumstances change, management anticipates that it may need to secure additional capital to operate the biodiesel production facility.

On February 3, 2011, we entered into a development agreement with the City of Mason City, Iowa. This agreement provides that the City of Mason City, Iowa will make certain incentive payments to us based on the increased property tax revenue for 5 years, beginning December 1, 2012, related to the initial construction of the Mason City biodiesel production facility and 8 years, beginning December 1, 2013, based on the equipment installation at the Mason City biodiesel production facility, totaling up to, but not to exceed, approximately $623,000. The agreement also provides for a new water main extension to our site estimated to cost approximately $120,000, of which 25% of the cost will be paid by the City of Mason City and the remaining 75% will be paid using funds held in our escrow account. Additionally under the development agreement, we have agreed to meet certain employment requirements related to hiring and retention through December 31, 2021.

Comparison of the Three and Nine Months Ended July 31, 2011 and 2010

We are currently in the development stage and do not anticipate commencing operations until our fourth quarter of 2011. We are still working to achieve full operating capacity which we anticipate will be complete by the end of September 2011.

During the three and nine months ended July 31, 2011, we had more general and administrative expenses compared to the same periods of 2010, primarily because we have added additional staff in anticipation of commencing operations. We had significantly less professional fees during the three and nine month periods ended July 31, 2011 compared to the same periods of 2010 because we completed the acquisition of the Mason City plant during our 2010 fiscal year and we also completed our debt financing and construction contracts during our 2010 fiscal year. All of these projects required us to use a significant amount of professional services during our 2010 fiscal year. We had an impairment loss of approximately $631,000 during the nine months ended July 31, 2010 due to an impairment analysis we performed as of April 30, 2010 related to the assets that we held for sale. The purpose of the impairment analysis was to adjust the carrying amount of these assets on our financial statements to their current fair values. We had an impairment loss of approximately $176,000 during the three months ended July 31, 2011 related to a similar impairment analysis we completed during our second quarter of 2010. We did not have any other impairment losses during our 2011 fiscal year. Our interest income is related to interest income we earned on our cash and certificates of deposit.

Changes in Financial Condition During the Nine Months Ended July 31, 2011

Our cash and cash equivalents were lower at July 31, 2011 compared to October 31, 2010 primarily due to the fact that we used proceeds of short-term certificates of deposit to purchase longer term certificates of deposit that are no longer classified as a cash equivalent. We also used cash during the nine months ended July 31, 2011 related to our continued development of our project. As of July 31, 2011, we had significantly more construction in progress compared to October 31, 2010 due to our continued construction projects related to the biodiesel plant front-end.

Our assets held for sale were lower at July 31, 2011 compared to October 31, 2010 due to a combination of a reclassification of some of our equipment held for sale into our construction in progress at July 31, 2011, along with the sale of a piece of equipment and impairment charges recognized during our 2011 fiscal year. The balance of funds in our escrow account was lower at July 31, 2011 compared to October 31, 2010 due to continuing payments our primary lender has made to Ball related to the construction of our biodiesel plant front-end.

Our accounts payable was higher at July 31, 2011 compared to October 31, 2010 due to outstanding payables to Ball related to our construction project. Our current maturities of long-term debt was higher at July 31, 2011 compared to October 31, 2010 because we will start making payments on our loans starting in November 2011. Current maturities on our long-term debt includes payments that will be made on our long-term debt within one year of July 31, 2011.

Debt Financing

On April 2, 2010, we entered into a loan agreement with OSM.  Subject to the terms of the loan agreement, OSM agreed to lend us $6,000,000.  The initial interest rate is 5%.  In October 2016, the interest rate will adjust to the 5-year London Inter-bank Offered Rate (LIBOR) swap rate plus 3.5%, with a minimum annual interest rate of 5%.  During the first year of the loan, we will be required to only pay interest on outstanding amounts.  Beginning in November 2011, we will make scheduled principal and interest payments amortized over a ten-year period. The maturity date of the loan is in September, 2021.

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

At closing, we executed a mortgage and security agreement in favor of OSM creating a first lien on the land and property at the Mason City plant. As a result, we must obtain OSM's permission to sell these assets, which could limit our operating flexibility.

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

As of July 31, 2011, we had approximately $6,050,000 outstanding pursuant to our OSM loans and interest accrued at 5% per year.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of July 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended July 31, 2011, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any membership units during the three months ended July 31, 2011. None of our membership units were purchased by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of the Company during the three months ended July 31, 2011. On February 28, 2008 we filed a Form 10 to register our securities under the Securities Exchange Act of 1934. Our registration statement on Form 10 became effective on May 28, 2008. Our SEC file number is 000-53112.

ESTIMATED USE OF PROCEEDS

Use of Proceeds	Amount
Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Construction of biodiesel facility in Marcus, Iowa.	(8,593,000)	(2)
Estimated Proceeds Used in Development and Purchase of biodiesel facility in Mason City, Iowa.	(7,982,000)
Proceeds used to purchase the Mason City biodiesel production facility	(4,000,000)	(3)
Estimated Proceeds Used in Construction of Improvements at Mason City biodiesel production facility	(7,827,000)
Proceeds required to complete related improvements on the Mason City biodiesel production facility	(173,000)
Interest income earned on cash and equivalents	1,429,000
Estimated proceeds remaining for start-up of Mason City plant and related expenditures (does not include debt financing from OSM)	$4,636,000
(1)    This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary offering costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.
(2) We believe these amounts represent the proceeds we used as of July 31, 2011 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa.
(3) This figure does not include the $6,077,595 we obtained from OSM under the loan agreement, or the $375,000 paid to New Equity under the Settlement and Termination Agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Soy Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2011 and October 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2011 and 2010, (iii) Condensed Statements of Cash Flows for the nine months ended July 31, 2011 and 2010, and (iv) the Notes to Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date:	September 14, 2011	/s/ Charles Sand
Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2011	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer