Form 10-K
period 2011-10-31
Soy Energy, LLC
filed 2012-02-14
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2011

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
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant, held by non-affiliates, computed by reference to the price at which the common equity was last sold as of April 30, 2011 was $31,183,000. The Company's membership units are not traded on any public market or exchange and this value is based on the price at which the Company last offered its membership units for sale.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 14, 2012, we had 33,018 membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of this Annual Report is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended October 31, 2011.

PART I

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the fiscal years ended October 31, 2011 and 2010. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

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

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of feedstock;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to operate and invest in our business;

•	Our potential liability resulting from future litigation;

•	General economic conditions;

•	Our ability to sell assets held for sale at their carrying value minus selling costs;

•	Changes and advances in biodiesel production technology;

•	Restrictive covenants in our loan agreement;

•	Competition from other alternative fuels; and

•	Other factors described elsewhere in this report.

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

ITEM 1. BUSINESS

Business Development

Soy Energy, LLC (referred to herein as "Soy Energy" the "Company" "us" or "we") is a development stage Iowa limited liability company with no prior operating history. We were organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005.

In September 2010, we completed the purchase of a biodiesel production facility located in Mason City, Iowa which was in bankruptcy. We engaged Ball Industrial Services, LLC ("Ball") to retrofit the biodiesel production facility in order to provide greater feedstock flexibility for the biodiesel production facility. Pursuant to our agreement, Ball provided design, engineering, procurement, testing, training, and construction services and labor, materials, supplies and equipment for modifications to the

Mason City biodiesel production facility. We agreed to pay Ball a maximum of $8,350,000 to complete the work on the biodiesel production facility, including a $350,000 project management fee.

We spent most of our 2011 fiscal year completing the necessary upgrades to the Mason City biodiesel production facility and restarting operations. Due to the fact that the biodiesel production facility was not operating at the time we purchased it, we had to spend time working to restart the original plant in addition to the construction of the additional pre-treatment equipment we added to the plant.

Following the end of our 2011 fiscal year, we completed the construction projects at the biodiesel production facility and have commenced producing biodiesel. We had our first biodiesel sale in January 2012. We have produced biodiesel using both soybean oil and corn oil as the feedstock. We are currently in production at the biodiesel production facility, however, we continue to work to find efficiencies in operating the facility. Management anticipates that the process of fine tuning the operation of the biodiesel production facility will last for some time, which is typical for this type of facility. Management anticipates as we continue to work on finding these efficiencies, our ability to produce biodiesel will increase.

On March 18, 2011, we entered into a second amendment to our loan agreement with OSM-REO FF, LLC (OSM), which is our primary lender. The purpose of this amendment was to define certain terms in the loan agreement which related to our covenant calculations. This amendment clarified our obligations pursuant to the loan agreement.

We obtained a $4 million line of credit with First Citizens National Bank ("First Citizens") on October 17, 2011 which will be used to purchase raw materials to operate the biodiesel plant. Our ability to draw funds on this line of credit is limited by a borrowing base calculation. Further, half of the $4 million principal amount of the line of credit is not available to us until we have commenced operations and the biodiesel production facility is operating profitably. The borrowing base calculation takes into account our accounts receivable, inventory, and the amount we currently have outstanding on the line of credit to determine whether we can draw funds on the line of credit. The details of our credit agreements are described below in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Long-Term and Short-Term Debt Sources.

Principal Products and Markets

The principal products we produce are biodiesel and crude glycerin. During our 2011 fiscal year, we did not have any biodiesel sales and sold only a small amount of soapstock and glycerin at the end of our 2011 fiscal year. However, subsequent to the end of our 2011 fiscal year, we did have sales of biodiesel. We have engaged a professional third-party marketer, Renewable Products Marketing Group (RPMG), which is responsible for marketing and selling all of the biodiesel that we produce. RPMG makes decisions regarding where our products are marketed and sold. We internally market the glycerin and other co-products that we produce, without the assistance of a professional third party marketer.

Biodiesel

Biodiesel is a clean-burning alternative fuel produced from domestic, renewable resources. Biodiesel is primarily used in diesel engines. Biodiesel can also be used as home heating oil. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats, that can be used as feedstock for our facility. A chemical process called esterification converts the free fatty acids from the base oil and creates the desired esters. Esterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol or ethanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol. The methanol can be used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum diesel. Biodiesel's physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel, in its pure form or blended with petroleum diesel, may be used in most standard diesel engines without making any engine modifications.

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

Glycerin

Glycerin is the primary co-product of biodiesel production. Glycerin is produced at a rate of approximately 10% of the quantity of biodiesel produced. Glycerin possesses a unique combination of physical and chemical properties that make it suitable for use in a wide variety of products. It is highly stable under typical storage conditions, compatible with a wide variety of other chemicals and comparatively non-toxic. Glycerin has many applications, including as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs, and food products. Our glycerin, however, cannot be used in pharmaceutical products without further processing, and we do not have the capabilities to refine our glycerin into pharmaceutical quality.

Distribution Methods of Principal Products

On August 12, 2010, we entered into a biodiesel Marketing Agreement (the "Marketing Agreement") with RPMG, Inc. ("RPMG"). Pursuant to the terms of the Marketing Agreement, we agreed that RPMG will market all of the biodiesel we produce at the Mason City biodiesel production facility during the term of the Marketing Agreement. However, we reserved the right to produce biodiesel pursuant to toll manufacturing agreements that will not be subject to the Marketing Agreement. Toll manufacturing agreements are contracts where we produce biodiesel using feedstock supplied by the ultimate purchaser of the biodiesel that is produced pursuant to the agreement. Toll manufacturing agreements allow us to produce biodiesel without incurring the significant up front cost of purchasing feedstock.

The Marketing Agreement requires RPMG to use commercially reasonable efforts to obtain the best price for all biodiesel sold under the Marketing Agreement. However, RPMG has complete discretion to fix the price, terms and conditions of any biodiesel sales it arranges under the Marketing Agreement. We agreed to pay RPMG a monthly marketing fee based on a percentage of sales for its services under the Marketing Agreement. We are also responsible for the distribution costs associated with RPMG marketing our biodiesel. RPMG is responsible for coordinating the shipment of all of the biodiesel it sells on our behalf.

The Marketing Agreement has an initial term of two years. Following the initial term of the Marketing Agreement, the Marketing Agreement will automatically renew for successive one year terms, unless either party gives written notice of non-renewal to the other party not less than 180 days before the end of the then current term.

Our products can be delivered by truck or rail. We have established rail service directly to the plant so that we are able to ship biodiesel to our customers by rail. The biodiesel production facility is served by the Iowa Traction Railroad, which connects to the Canadian Pacific Railway. We do not anticipate having a written agreement with the Iowa Traction Railroad other than the crossing agreement, which was transferred to us from Freedom Fuels when we purchased the Mason City biodiesel production facility. We anticipate that we may enter into a written agreement with the Canadian Pacific Railway in the future.

New Products

We did not introduce any new products during our 2011 fiscal year. However, now that we are operating the biodiesel production facility, we have started selling biodiesel and glycerin during our 2012 fiscal year.

Competition in Biodiesel Industry

The products that we sell are commodity products where competition is typically based on price and consistent quality. Currently, there is significantly more biodiesel production capacity in the United States than there is biodiesel demand. This has led to many biodiesel producers ceasing operations or producing at a reduced rate which has created even more competition in the biodiesel industry. According to Biodiesel Magazine, as of January 6, 2012, there were a total of 191 biodiesel production facilities in the United States with capacity to produce more than 2.9 billion gallons of biodiesel per year. In addition, according to Biodiesel Magazine, there are 14 more biodiesel production facilities under construction which, once completed, will have capacity to produce more than 400 million gallons of biodiesel per year. While biodiesel use has continued to increase in the United States, it is still significantly less than the total biodiesel production capacity in the United States. For the first nine months of 2011, the most recent data available, the U.S. Energy Information Administration reports that United States biodiesel plants produced 549 million gallons of biodiesel.

In addition to competition based on the products we sell, we also compete with other biodiesel producers with respect to raw material purchases. Biodiesel is typically produced using vegetable oils or animal fats. As biodiesel production has increased, demand for these feedstocks have increased along with increased prices for these raw materials. High raw material costs may result in our inability to profitably operate the biodiesel plant.

We believe that our plant competes favorably with other biodiesel producers due to the fact that we have the ability to pre-treat many different types of feedstock that are used to produce biodiesel, including animal fats and inedible corn oil. Some biodiesel production facilities only have the ability to use certain types of feedstock to produce biodiesel. Due to our pre-treatment capabilities, we may be able to produce biodiesel using lower cost feedstock that other biodiesel producers cannot use. This capability also makes us an attractive biodiesel production facility for toll manufacturing agreements.

We compete in the biodiesel industry with a few large producers who control a significant portion of the biodiesel production capacity in the United States. Examples of the larger producers with which we compete are Archer Daniels Midland (ADM), Cargill, Ag Processing Inc. (AGP) and Renewable Energy Group (REG). These larger companies have more access to capital and have greater resources than we do. This may allow them to enter into more favorable biodiesel sales or feedstock purchase contracts than we can secure. This may also allow them to compete more effectively in the biodiesel industry. Further, some of these larger biodiesel producers also produce feedstock used to make biodiesel. This vertical integration may allow them to compete more favorably in the biodiesel industry than we are able to compete.

We also compete with other biodiesel producers in the sale of biodiesel production co-products, including glycerin. Due to increased production of biodiesel, glycerin supplies in the United States have increased which has negatively affected the price of glycerin. The glycerin we produce is not refined glycerin which demands premium prices in the glycerin market. Certain biodiesel producers, such as Cargill and ADM, have expanded their glycerin refining capacities due to relatively higher prices for refined glycerin as compared to the price of crude glycerin. These biodiesel producers may therefore have a competitive advantage over plants like ours that do not have glycerin refining capabilities.

Sources and Availability of Raw Materials and Suppliers

Biodiesel Production Feedstock

Producing biodiesel requires feedstock, typically vegetable oils or animal fats, along with chemicals, water, electricity and natural gas. The single largest cost of producing biodiesel is the feedstock. We anticipate that we will use primarily non-edible corn oil as the feedstock to produce biodiesel. The corn oil that we anticipate using as feedstock is produced by ethanol plants as a co-product of the ethanol manufacturing process. An increasing percentage of ethanol producers have the ability to separate corn oil, and we have identified several potential sources of corn oil that we can use to produce biodiesel. We are also relying on RPMG to help us locate corn oil that we can use in our biodiesel production facility. RPMG markets ethanol and corn oil for several ethanol producers located near our biodiesel production facility.

Management is also in the process of investigating potential toll manufacturing agreements. Toll manufacturing agreements in the biodiesel industry are typically structured in such a way that it allows the biodiesel manufacturer to avoid incurring the significant cost of purchasing feedstock. These types of agreements allow a biodiesel producer to maintain liquidity, especially at times when it does not have the cash necessary to purchase feedstock. Management is in the early stages of exploring potential toll manufacturing agreements and anticipates continuing to produce biodiesel for the market in the interim. Management believes that our biodiesel production facility would be a favorable plant for toll manufacturing agreements due to our ability to pretreat many types of feedstock, including vegetable oils and animal fats. Some biodiesel production facilities do not have comparable pretreatment facilities which limits their ability to use different feedstocks.

Dependence on Customers

As discussed above, we rely on RPMG for the sale and distribution of our biodiesel. We anticipate that we will be highly dependent on RPMG for the successful marketing of our biodiesel and if RPMG were to be unsuccessful in marketing our biodiesel, we anticipate that it will negatively impact our ability to profitably operate the biodiesel plant. We do not currently have the ability to market our biodiesel internally should RPMG be unable to market our biodiesel at acceptable prices. We anticipate that we would be able to secure alternate marketers should RPMG fail, however, a loss of our marketer could significantly harm our financial performance.

Government Approvals and Regulations

The United States biodiesel industry is benefited by numerous federal and state government programs and incentives. The most significant government program that benefits the biodiesel industry is the Federal Renewable Fuels Standard (RFS). Without this government program, we may not be able to continue to profitably operate the biodiesel plant.

Federal Renewable Fuels Standard

The RFS is a federal program that requires a certain amount of renewable fuels, including biodiesel, to be used in the United States each year. The RFS required that approximately 14 billion gallons of renewable fuels must be used in the United States during 2011 increasing to 15.2 billion gallons of renewable fuels in 2012. The RFS continues to increase incrementally to 36 billion gallons of renewable fuels by 2022. Further, on July 1, 2010 a change to the RFS was implemented which, among other provisions, specifically required the use of biomass-based diesel, which includes the biodiesel that we produce. This revised RFS is referred to RFS2. RFS2 required the use of 800 million gallons of biomass-based diesel in the United States in 2011 which increases to one billion gallons in 2012. RFS2 creates a market for biodiesel which might disappear without RFS2. Recently, there has been legislation introduced to either reduce or eliminate the renewable fuels use requirements in RFS2. While management does not believe that these pieces of legislation will be passed into law, if there is a change in the composition of Congress or a change of administration after the next United States Presidential election, it is possible that RFS2 could be eliminated. If the RFS2 use mandates are reduced or eliminated, it may prevent us from profitably operating the biodiesel production facility. Pursuant to RFS2, the EPA is charged with setting the amount of biomass-based diesel that is required to be used in 2013 and beyond. This ability of the EPA to adjust the amount of biomass-based diesel that is used is subject to a floor of one billion gallons. Recently, the EPA increased the biomass-based diesel requirement for 2013 to 1.28 billion gallons.

In addition to the specific requirement for use of biomass-based diesel discussed above, biodiesel can be used to meet other categories of renewable fuels under RFS2, specifically advanced biofuels. This may lead to an additional 500 million gallons of biodiesel demand during 2012. The demand that results from RFS2 may continue to lead to strong biodiesel demand in 2012 which management anticipates will support biodiesel prices and allow us to profitably operate the biodiesel production facility.

In order to track compliance with RFS2, the EPA created a numbering system called the renewable identification number (RIN). Biodiesel producers who are registered with the EPA are required to generate RINs for each gallon of biodiesel produced. These RINs are typically sold along with the biodiesel so that certain obligated parties who are required to use renewable fuels under RFS2 can redeem these RINs in order to comply with RFS2. However, it is possible to separate the RINs from the biodiesel that is produced and sell the RINs separately. The RINs have value to obligated parties who use less renewable fuels than they are required to use under the RFS2. These obligated parties can purchase RINs to meet their requirements under the RFS2 without actually using renewable fuels. This may occur in regions of the United States where it is impossible or impractical to use renewable fuels directly.

VEETC Biodiesel Blenders' Tax Credit

The American Jobs Creation Act of 2004 originally created the biodiesel blenders' excise tax credit under the Volumetric Ethanol Excise Tax Credit ("VEETC"). Known as the biodiesel blenders' credit, it provided a tax credit of $1.00 per gallon for biodiesel. The biodiesel blenders' credit expired on December 31, 2011 and management does not believe that it will be renewed. However, many in the biodiesel industry believe that due to the biodiesel use requirements in RFS2, demand for biodiesel will continue during 2012, despite the loss of the biodiesel blenders' credit.

State Programs

Several states have enacted various pieces of legislation that are designed to benefit the biodiesel industry, including production incentives or biodiesel use mandates. These state incentives may support biodiesel demand in the future, even if federal biodiesel use incentives or programs are repealed. We are directly benefited by a piece of legislation that Iowa adopted in May 2011. The Iowa law provides a biodiesel production incentive of $0.03 per gallon in 2012, $0.025 per gallon in 2013, and $0.02 per gallon in 2014, for each gallon of biodiesel produced in an Iowa biodiesel production facility. This biodiesel production incentive is capped at the first 25 million gallons of biodiesel produced per biodiesel production facility. Further, the Iowa law provides a credit for biodiesel retailers in Iowa. In 2012, retailers earn $0.02 per gallon for B2 blends, which is a fuel blend which contains 2% biodiesel and 98% diesel. The Iowa legislation also provides that in 2012, retailers can earn $0.045 per gallon for B5 blends, which is a fuel blend that contains 5% biodiesel and 95% diesel. For 2013 through 2017, Iowa retailers earn $0.045 per gallon of B5.

Commodity Credit Corporation Bioenergy Program

The Farm, Nutrition and Bioenergy Act of 2008 reauthorized the Commodity Credit Corporation, or CCC, Bioenergy Program. The program provided $55.0 million in funding in both 2009 and 2010, $85.0 million in funding in 2011 and $105.0 million in funding in 2012 for producers of advanced biofuels derived from renewable biomass, including biodiesel, other than corn kernel. Biodiesel producers must apply for this credit and will be paid based on the quantity and duration of advanced biofuels production and on net non-renewable energy content of the advanced biofuel. Funding to a single eligible producer may be limited to ensure equitable distribution of funding. Producers with production capacity of less than 150 million gallons will be eligible for 95% of the funds provided under the program. We anticipate participating in this program during our 2012 fiscal year.

Future Legislation

Environmental regulations that may affect our company change frequently. It is possible that the government could adopt more stringent federal or state environmental rules or regulations, which could increase our operating costs and expenses. The government could also adopt federal or state environmental rules or regulations that may have an adverse effect on the use of biodiesel. Furthermore, the Occupational Safety and Health Administration (OSHA) governs our plant operations. OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse effects on our operations, cash flows and financial performance. These adverse effects could decrease or eliminate the value of our units.

Research and Development

At this time, we are not conducting any research and development activities associated with the development of new technologies for use in producing biodiesel and glycerin. However, in the future we anticipate conducting some research and development activities at the biodiesel production facility.

Costs of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits for plant operations including air emissions permits, a NPDES Permit, storm water discharge permits, and boiler permits. During our 2011 fiscal year we spent approximately $20,000 on environmental costs, including permitting costs. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources complying with such regulations.

We are subject to oversight activities by the EPA. We have obtained an identification number from the EPA for any hazardous waste that may result from our production of biodiesel. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa's environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims could have an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

Employees

As of October 31, 2011, we had 30 full time employees.

ITEM 1A. RISK FACTORS

You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition.

Risks Related to Our Financing Plan

Our credit agreements contain restrictive covenants which if violated, could result in our failure. We have a loan with OSM-REO FF, LLC ("OSM"), which is our primary lender, which we used to purchase the Mason City biodiesel production facility. We were required to give OSM a lien on the Mason City biodiesel production facility, along with other assets that we own, in order to secure this loan. Our agreement with OSM requires us to comply with certain financial and non-financial covenants that may restrict our ability to operate the biodiesel production facility. Further, in the event that we fail to maintain compliance with these financial and non-financial covenants, OSM could elect to foreclose its lien on our assets, including the biodiesel production facility. We also granted a lien on our Marcus property along with some of our other assets to First Citizens National Bank ("First Citizens") to secure a $4 million line of credit. If we default under our credit agreements with OSM, it may result in a default under our line of credit which may lead to a foreclosure action by First Citizens. We have begun making debt service payments to OSM. If the biodiesel production facility does not generate enough revenue, it may be difficult to make these debt services payments which may result in a default under our loan agreements with OSM and First Citizens. If we fail to maintain compliance with the requirements of our loans with OSM and First Citizens and a default occurs, it may result in our failure which could decrease or eliminate the value of our units.

We have limited access to liquid funds necessary to operate the biodiesel production facility which may negatively impact our ability to profitably operate our business. In addition to our OSM loan, we have a $4 million line of credit with First Citizens, half of which is not available to us until we commence operations and the biodiesel production facility is operating profitably. In addition, our ability to draw funds on this line of credit is limited by a borrowing base calculation. The borrowing base calculation uses a percentage of our accounts receivable, inventory and outstanding balance on the line of credit in order to determine the amount that we are allowed to draw on the line of credit. Therefore, the entire $4 million may not be available to us at all times. Further, due to the high cost of feedstock, we may not be able to operate at full capacity without additional sources of liquid funds. If we are unable to secure the liquid funds that we require in order to operate the biodiesel production facility at capacity, we may not be able to operate profitably which could decrease or eliminate the value of our units.

We may be unable to raise additional capital in the event our funds from operations and our credit facilities are insufficient to fund our operations for the next twelve months. In the event that the board of directors deems it necessary to obtain additional capital in order to fund plant operations or to otherwise comply with the covenants contained in our financing agreements with OSM and First Citizens during the next 12 months, the board of directors may decide to attempt to raise additional funds by issuing equity or debt securities through one or more private placements. In such event, however, there is no guarantee that such an offering would be successful in raising the desired capital. Due to current market conditions in the biodiesel industry, we may not be able to attract sufficient numbers of investors to provide us with the necessary amount of additional capital. In such event, we may be forced to shut down the biodiesel production facility, either temporarily or permanently, or we may be unable to comply with the loan covenants contained in our credit agreement with OSM, which entitles our lender to accelerate payments under our credit agreement or foreclose on our assets, including the biodiesel production facility. This may reduce or eliminate the value of our units.

We may not be able to continue as a going concern which may negatively impact our operations and the value of our units. We experienced delays in commencing operations at the biodiesel production facility. We originally anticipated commencing operations in September 2011, but did not start full production until January 2012. These delays were due in part to additional repairs to the Mason City biodiesel production facility which were necessary due to the manner in which the facility was shut down by the previous owner. However, we have commenced operations and we are in the process of fine tuning the operation of the plant and working to improve the efficiency of the biodiesel production facility. However, as a result of these delays, we have less liquid assets to purchase feedstock for our operations. While we have a line of credit with First Citizens, our ability to draw funds on this line of credit is limited due to a borrowing base calculation and the fact that only half of the line of credit is available to us until we are operating profitably, as determine by First Citizens. Due to our current liquidity constraints, this raises concerns about our ability to continue as a going concern. This may make it more difficult for us to raise additional equity or debt capital to continue our operations and purchase feedstock. Management is in the process of seeking alternative feedstock arrangements, such as toll manufacturing arrangements, which would allow us to reduce the amount of cash needed to operate the biodiesel production facility at higher capacities. However, we may not be able to enter into any such agreements and these agreements may not be as favorable to us as producing biodiesel using feedstock we purchase. If we are unable to operate the biodiesel production facility at or close to capacity and produce a significant amount of biodiesel due to our liquidity constraints, it may negatively impact our ability to profitably operate which could decrease or eliminate the value of our units.

Risks Related to Soy Energy as a Development-Stage Company

We have no experience in the biodiesel industry, which increases the risk of our inability to successfully manage the operations of the biodiesel production facility. We are a development-stage company which recently commenced operations. We are presently, and will likely continue to be for some time, dependent upon our directors to assist in managing our business.  Most of these individuals are experienced in business generally but have no experience, or very limited experience, in governing and operating a public company.  Most of our directors have no expertise in the biodiesel industry.  In addition, certain directors on our board of directors are presently engaged in business and other activities that impose substantial demands on their time and attention. If we are unable to manage the start-up and operation of our biodiesel production facility, it may decrease or eliminate the value of our units.

If we are unable to fine tune the operation of our biodiesel production facility and find ways to operate it efficiently, we may fail which could decrease or eliminate the value of our units. We are in the process of fine tuning the operation of our biodiesel production facility and finding ways to make it operate efficiently. We expect this process to continue for a period of time. During the time that we are continuing to fine tune the operation of the biodiesel production facility, it may not be operating at full capacity and may not be producing biodiesel in the most efficient manner. If we are unable to successfully complete this process, we may not be able to profitably operate the biodiesel production facility which could decrease or eliminate the value of our units.

Risks Related to Biodiesel Production

The biodiesel production business is sensitive to feedstock prices. Changes in the prices and availability of feedstock may hinder our ability to generate revenue and reduce the value of our units. Our results of operations and financial condition will be significantly affected by the cost and supply of feedstock. Changes in the price and supply of feedstock are subject to and determined by market forces over which we have no control. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we will not be able to pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased revenues. If we experience a sustained period of high feedstock prices, such pricing may reduce our ability to operate the Mason City biodiesel production facility profitably, and thus reduce or eliminate the value of our units.

Biodiesel production requires significant amounts of feedstock. We expect the cost of feedstock will represent approximately 70%-90% of the cost of production. Our biodiesel production facility has the ability to pre-treat many different types of biodiesel production feedstock, including vegetable oils and animals fat. We anticipate primarily using inedible corn oil as the feedstock to produce biodiesel, however, we may use different types of feedstock depending on market conditions. Competition for inedible corn oil, raw soybean oil, animal fats and other feedstock may increase the cost of feedstock and harm the financial performance of our biodiesel production facility, thereby lowering the value of our units. If we are unable to obtain adequate quantities of feedstock at economical prices, the value of our units may decrease or be eliminated altogether.

Reliance on third parties for feedstock supply may hinder our ability to profitably produce biodiesel. In addition to being dependent on the availability and price of feedstock supply, we will be dependent on relationships with third parties, including feedstock suppliers. We anticipate securing the feedstock we require from ethanol producers who extract corn oil in the ethanol production process. We also anticipate that RPMG, our biodiesel marketer, will assist us in securing the feedstock that we require. If our feedstock suppliers fail to supply the agreed upon amount of feedstock, then we will have to secure feedstock for the biodiesel production facility from other sources. We may not be able to secure such feedstock or may not be able to secure the feedstock at prices that allow the biodiesel production facility to operate profitably. If we are unable to secure the feedstock we require at prices that allow us to operate the biodiesel production facility profitably, we could fail, and as a result, reduce or eliminate the value of our units.

We anticipate we will obtain a majority of our feedstock for the Mason City biodiesel production facility in the form of corn oil from ethanol plants. Although there are a large and growing number of ethanol plants, not all of them produce and market corn oil. Ethanol producers may choose not to install the equipment necessary to separate the corn oil since this would require a significant capital expenditure by the ethanol plant. Further, since other biodiesel producers are considering using corn oil as the feedstock for their biodiesel production process, the price of corn oil may increase significantly, which could eliminate any advantage to using corn oil. If we are unable to obtain adequate amounts of corn oil at profitable prices for our biodiesel production facility, we may have to change our business plan and we may not be successful.

Declines in the prices of biodiesel and its co-products will have a significant negative impact on our financial performance and the value of our units. Our revenue will be greatly affected by the price at which we can sell our biodiesel and our primary co-product, glycerin. These prices can be volatile as a result of a number of factors over which we have no control. These factors include overall supply and demand, the price of diesel fuel, levels of government support, and the availability and price of competing products. Demand may not rise to meet the increase in supply, and increased production of biodiesel may lead to lower prices. Any lowering of biodiesel prices may reduce our anticipated revenue, causing a reduction in the value of our units. In addition, increased biodiesel production will likely also lead to increased supplies of co-products from the production of biodiesel, such as glycerin, which may lead to lower prices for our co-products. Glycerin prices in Europe have declined over the last several years due to increased biodiesel production and saturation of the glycerin market. Those increased supplies could outpace demand in the United States as well, which would lead to lower prices for our glycerin. Increased expenses and decreased sales prices for our products may result in less revenue and may affect our ability to operate profitably, which could result in the loss of some or all of the value of our units.

Concerns about fuel quality may impact our ability to successfully market our biodiesel. Industry standards impose quality specifications for biodiesel fuel. Actual or perceived problems with quality control in the industry may lead to a lack of consumer confidence in the product and hinder our ability to successfully market our biodiesel. For example, a batch of biodiesel that failed to meet industry specifications in Minnesota resulted in a 10-day emergency variance from the state's biodiesel use requirement in order to allow for time to fix the problem. Although industry representatives attributed the problem to start-up glitches in the state's new biodiesel plants, similar quality control issues could result in a decrease in demand for biodiesel, which could decrease or eliminate the value of our units.

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

The trucking industry opposed the imposition of the Minnesota 2% biodiesel requirement, citing concerns regarding fuel expense and lack of infrastructure necessary to implement the requirement. This opposition was unsuccessful and Minnesota has since increased to a 5% biodiesel requirement. The mandate was temporarily suspended from January 2010 through March 2010 due to coldflow concerns. Such concerns may result in opposition to similar proposed legislation in other states in the future and may negatively impact our ability to market our biodiesel.

Risks Related to Biodiesel Industry

If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity may adversely impact our financial condition. Currently, there is more biodiesel production capacity in the United States than there has been historic demand for biodiesel. This has resulted in biodiesel producers terminating production or reducing production due to the excess supply capacity. Even though biodiesel demand has recently been increasing due to biodiesel demand from RFS2, the biodiesel production capacity in the United States, as reported by Biodiesel Magazine, is still significantly greater than anticipated biodiesel demand. As of January 6, 2012, Biodiesel Magazine reports that there are 191 biodiesel producers in the United States with capacity to produce approximately 2.9 billion gallons of biodiesel per year. In addition, Biodiesel Magazine reports that there are an additional 14 biodiesel production facilities under construction in the United States which will add an additional approximately 400 million gallons of biodiesel production capacity. If biodiesel supply exceeds biodiesel demand, it may lead to lower biodiesel prices which could reduce or eliminate the value of our units. If biodiesel prices decrease due to this excess biodiesel production capacity, it may reduce biodiesel prices to the point where we cannot profitably operate the biodiesel production facility which could reduce or eliminate the value of our units.

Additionally, excess capacity in the biodiesel industry may lead to increased competition for inputs. Biodiesel production requires significant amounts of feedstock. If overproduction of biodiesel continues to occur, we may face increased competition for inputs which means we may be either unable to acquire the inputs that we need or unable to acquire them at profitable prices. In addition, if excess capacity occurs, we may also be unable to market our products at profitable prices. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Any decrease in the price at which we can sell our biodiesel will negatively impact our future revenues. Increased expenses and decreased sales prices for biodiesel may result in less income, which would decrease our revenues and result in the loss of some or all of your investment.

The biodiesel industry is becoming increasingly competitive and we anticipate that we will compete with larger, better financed entities which could negatively impact our revenues. Nationally, the biodiesel industry may become more competitive given the construction and expansion that is occurring in the industry. As of January 6, 2012, the Biodiesel Magazine website reported that there were 191 biodiesel plants in the United States. We anticipate that we will face competitive challenges from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply their own inputs. Some of the larger companies with which we anticipate competing are Cargill, Archer Daniels Midland, AGP and REG. These biodiesel producers are capable of producing significantly greater quantities of biodiesel than the amount we expect to produce. Moreover, these larger producers may not face the same competition we will for inputs, as some of these larger producers also control feedstock supplies. In light of such competition, we may be unable to effectively compete in the biodiesel industry. If we are unable to effectively compete in the biodiesel industry, we may fail, which could result in the loss of some or all of the value of our units.

Risks Related to Regulation and Governmental Action

RFS2 may be reduced or eliminated which could significantly impact the demand for and market price of biodiesel which could result in our failure. The biodiesel industry is currently benefited by the biodiesel use requirements in RFS2 which has created demand for biodiesel which may disappear without this government incentive. Recently, there has been legislation introduced in Congress which seeks to reduce or eliminate the renewable fuels mandates in the RFS2. While management believes that these pieces of legislation do not have sufficient support to be enacted into law, the composition of Congress and the White House may change in the future which could result in the decrease or elimination of RFS2. If this were to occur, demand for biodiesel may be significantly affected and we may fail. If we fail, the value of our units may be reduced or eliminated.

Loss of the biodiesel blenders' credit may negatively impact our ability to profitably operate the biodiesel plant. The biodiesel blenders' credit of $1.00 per gallon of biodiesel which is blended with petroleum-based gasoline expired on December 31, 2011. While management believes that the minimum biodiesel use requirements of the RFS2 will result in demand for biodiesel, even after the expiration of the biodiesel blenders' credit, demand for biodiesel may be lower than it otherwise would be if the credit was still in existence. If we are unable to compete due to the loss of the biodiesel blenders' credit or other negative market factors, we may fail which could decrease or eliminate the value of our units.

State incentives for biodiesel may be repealed which may negatively impact demand for biodiesel. Biodiesel demand and the market price of biodiesel is currently benefited by state incentives to produce and sell biodiesel. These state incentives include state biodiesel use mandates, tax credit and retailer incentives. If these state incentives were to be eliminated, especially incentives for biodiesel producers located in Iowa, our ability to profitably operate the biodiesel plant may be negatively impacted which could decrease or eliminate the value of our units.

A change in environmental regulations or violations thereof could result in the devaluation of our units. We are subject to extensive air, water and other environmental regulations. We have obtained all of the permits required to construct the plant and have obtained all the permits currently required to operate the plant. Environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the proper time, we may be required to spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which may increase our losses and could reduce or eliminate the value of our units.

An investigation by the European Commission into whether the U.S. biodiesel industry has been engaging in unfair trade practices has led to the imposition of tariffs on biodiesel imported into Europe, which could result in further losses from our business. The European Commission conducted anti-subsidy and anti-dumping investigations on U.S. biodiesel imports into Europe. Based on complaints from the European Biodiesel Board (EBB), the European Commission claims that U.S. biodiesel producers, after claiming maximum U.S. subsidies for B99 biodiesel, have been dumping biodiesel in the European market, where it may also be eligible for European subsidies. The European Commission states that these factors have adversely affected the European biodiesel industry, causing adverse effects on the prices and market share of European biodiesel producers. The EBB claims that subsidized B99 exports are a trade practice that breaches World Trade Organization rules. The tariffs went into effect March 13, 2009 and the European Commission determined in July 2009 that the tariffs would be extended through 2014. These tariffs have virtually eliminated our ability to make profitable sales in Europe. This has reduced demand for biodiesel which could continue and may result in a decrease or elimination of the value of our units.

ITEM 2. PROPERTIES

Our biodiesel production facility is located Mason City, Iowa. The biodiesel production facility sits on a 45 acre site which is located on the Iowa Traction Railroad and is approximately 10 miles from Interstate 35. All of our biodiesel production operations take place at our Mason City, Iowa facility. Our Mason City, Iowa biodiesel production facility serves as collateral for our $6 million loan with our primary lender, OSM.

Prior to the time when we purchased the Mason City biodiesel production facility, we purchased approximately 35 acres of land for a proposed biodiesel plant in Marcus, Iowa. We commenced construction of the Marcus, Iowa biodiesel plant on this site before we purchased the production facility in Mason City. We no longer anticipate that we will complete construction of the Marcus biodiesel plant. The Marcus, Iowa property serves as collateral for our $4 million revolving line of credit with First Citizens. We are attempting to sell the Marcus property.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We have only one class of membership units. Our membership units are not traded on any public market. Our membership units were last offered during 2007 in our intrastate offering at a price of $1,000 per membership unit. Our operating agreement was amended, as approved by our members, to allow certain transfers once we closed on the purchase of the Mason City biodiesel production facility.

We have not made any distributions to our members. Profits and losses will be distributed to the members by the directors, in their sole discretion, in proportion to units held subject to, and to the extent permitted by, any loan covenants or restrictions on such distributions agreed to by us in any loan agreements with our lenders from time to time in effect. The directors will endeavor to provide for cash distributions at such times and in such amounts as will permit the members to make timely payment of income taxes.

There are no outstanding options or warrants to purchase, or securities convertible into, common equity of the company. As of October 31, 2011, we had 33,018 membership units issued and outstanding and a total of approximately 1,062 unit holders. Our units may not be transferred absent registration pursuant to, or an exemption from, federal and state securities laws. In addition, our operating agreement restricts the transfer of units. To maintain partnership tax status, the units may not be traded on an established securities market or readily tradable on a secondary market. Our operating agreement also bars members from having a direct or indirect interest in more than 49% of the issued and outstanding units at any time. Finally, we have not offered any compensation plans under which equity securities are authorized for issuance.

Sale of Unregistered Securities and Use of Proceeds

Use of Proceeds	Amount
Equity Proceeds Raised	$31,782,000	(1)
Estimated Proceeds Used in Development and Construction of biodiesel facility in Marcus, Iowa.	(8,593,000)	(2)
Estimated Proceeds Used in Development and Purchase of biodiesel facility in Mason City, Iowa.	(16,624,000)
Estimated Proceeds Used in Construction of Improvements at Mason City biodiesel production facility	(8,000,000)
Interest income earned on cash and equivalents	1,435,000
Estimated proceeds remaining for start-up of Mason City plant and related expenditures (does not include debt financing from OSM)	$—
(1)    This amount is our total equity proceeds less the redemption agreement for 750 units we executed with Bratney and our offering costs of approximately $186,000. The primary offering costs we incurred in raising capital included legal fees, accounting fees, printing and distribution costs, and meeting costs.
(2) We believe these amounts represent the proceeds we used as of October 31, 2011 on construction, building and facilities, purchase of machinery and equipment and purchases of real estate related to our attempt to construct a biodiesel facility in Marcus, Iowa.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not required to provide the information required by this item because it is a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Results of Operations for the Fiscal Years Ended October 31, 2011 and 2010

The following table shows the results of our operations for the fiscal years ended October 31, 2011 and October 31, 2010:

	Fiscal Year Ended	Fiscal Year Ended
Statement of Operations Data	October 31, 2011*	October 31, 2010*
Revenues	$34,172	$—
Preproduction Costs Including Cost of Goods Sold	224,151	—
Gross Loss	(189,979)	—
Operating Expenses	1,793,971	1,978,062
Operating Loss	(1,983,950)	(1,978,062)
Other Income	54,938	18,038
Net Loss	$(1,929,012)	$(1,960,024)
* Derived from audit financial statements.

During our 2011 fiscal year, we had not yet commenced full operations of the biodiesel production facility as we were continuing to complete the construction of our new feedstock pre-treatment system as well as recommissioning the original part of the Mason City facility. However, we had commenced production on a test basis which resulted in a small amount of revenue from soapstock and glycerin sales which occurred at the end of our 2011 fiscal year. We were not operating in 2010, but we were working to purchase the Mason City biodiesel production facility. Our first biodiesel sales occurred in January 2012. We had preproduction costs during our 2011 fiscal year related to feedstock we purchased to operate the biodiesel plant on a test basis. Our operating expenses were lower during our 2011 fiscal year compared to our 2010 fiscal year due to the net effect of higher general and administrative expenses during our 2011 fiscal year along with lower professional fees and asset impairment during our 2011 fiscal year. Our general and administrative expenses were higher for our 2011 fiscal year as we added staff in order to commence operating the biodiesel production facility. Our professional fees were significantly higher during our 2010 fiscal year as we were in the process of purchasing the Mason City biodiesel production facility during that time which resulted in greater attorney and accounting fees. We also had a larger asset impairment during our 2010 fiscal year compared to our 2011 fiscal year related to assets that we purchased for the Marcus, Iowa facility which were not used in the Mason City biodiesel production facility.

We had more other income during our 2011 fiscal year compared to our 2010 fiscal year because our interest expense was lower during our 2011 fiscal year. This decrease in our interest expense in 2011 was due to interest being capitalized as construction in progress during the construction phase.

We recently completed producing biodiesel from non-edible corn oil on a test basis. The biodiesel that we produce is being tested by an independent lab to confirm that it meets applicable fuel quality standards. We are currently in production and are working to fine tune the operation of the biodiesel production facility and find efficiencies in operating the biodiesel production facility. Management expects that this process of fine tuning the biodiesel production facility will last for some time as we anticipate continuing to find efficiencies in operating the biodiesel production facility.

During our 2012 fiscal year, management anticipates continuing to produce biodiesel from non-edible corn oil. We anticipate securing this type of feedstock from ethanol producers who have installed corn oil extraction equipment. The corn oil that we anticipate using as feedstock is not food-grade and is typically used for animal feed and other industrial purposes, in addition to being used in biodiesel production. The biodiesel production facility is capable of using many types of feedstock, including animal fats, and management anticipates that it will use whatever feedstock is most favorable to produce biodiesel.

Management does not anticipate any difficulty securing all of the feedstock that is necessary to operate the biodiesel production facility during our 2012 fiscal year. We have entered into agreements with two ethanol plants to supply the corn oil that we require to operate the biodiesel production facility. In addition, we anticipate relying on RPMG, our biodiesel marketer, to assist us in securing non-edible corn oil for our biodiesel production facility. RPMG markets ethanol and corn oil for several ethanol production facilities in our area which supply us with a portion of the feedstock we require.

Changes in Financial Condition During the Fiscal Years Ended October 31, 2011 and October 31, 2010

The table below shows the changes in our financial condition as of the end of our 2011 and 2010 fiscal years.

ASSETS	October 31, 2011*	October 31, 2010*
Current Assets	$4,671,432	$6,456,924
Net Property, Plant and Equipment	19,972,703	11,395,724
Other Assets	2,585,246	9,801,119
Total Assets	$27,229,381	$27,653,767

LIABILITIES
Current Liabilities	$2,205,921	$228,305
Long-Term Debt Net of Current Maturities	5,577,058	6,050,048
Members' Equity	19,446,402	21,375,414
Total Liabilities and Members' Equity	$27,229,381	$27,653,767
* Derived from audited financial statements.

Our current assets were lower as of October 31, 2011 compared to October 31, 2010 due primarily to having less cash and cash equivalents on hand, offset by a significant increase in inventory. We were preparing to commence operations at the biodiesel production facility at the end of our 2011 fiscal year, so we had raw materials and finished product inventory as of October 31, 2011. We used our cash reserves to purchase the raw materials necessary to produce biodiesel. Our net property, plant and equipment was higher at October 31, 2011 compared to October 31, 2010 primarily due to the construction projects we undertook at the Mason City biodiesel production facility during our 2011 fiscal year. Our other assets were lower at October 31, 2011 compared to October 31, 2010 primarily because we used funds from our escrow deposit for our construction activities during our 2011 fiscal year, along with a decrease in the assets that we held for sale. This decrease in the value of the assets we held for sale was due to the fact that we sold some of these assets during our 2011 fiscal year, along with an impairment charge we recorded on these assets during our 2011 fiscal year of approximately $176,000.

Our current liabilities were higher at October 31, 2011 compared to October 31, 2010 because we were starting up our operations at the end of our 2011 fiscal year. We had accounts payable of approximately $912,000 as of October 31, 2011 primarily related to raw material purchases and accounts payable related to our construction projects. Additionally, we had approximately $611,000 outstanding on our revolving line of credit as of October 31, 2011, which we used for raw material purchases. Further, since we started making payments on our long-term debt with OSM starting in November 2011, we had approximately $474,000 as the current portion of our long-term debt which represents payments that will be made on our long-term debt within the next twelve months.

Our long-term debt net of current maturities was lower at October 31, 2011 compared to October 31, 2010 because we started making payments on our long-term debt during our 2012 fiscal year, so a portion of our long-term debt has been moved to a current liability as discussed above. Our members' equity was lower at October 31, 2011 compared to October 31, 2010 due to our accumulated deficit which has been incurred during our development of the biodiesel production facility.

Liquidity and Capital Resources

During our 2011 fiscal year, our primary sources of liquidity were cash and cash equivalents we had on hand, various certificates of deposit and the proceeds of our loans from our primary lender, OSM. As of October 31, 2011, we had cash and equivalents of approximately $663,000 and we had certificates of deposit of approximately $256,000. In addition, the balance of our escrow account as of October 31, 2011 was approximately $380,000. The funds in our escrow account are used to pay our construction costs. On October 17, 2011, we secured a $4 million revolving line of credit with First Citizens to provide working capital for our operations. However, half of the $4 million principal amount of the line of credit is not available to us until we have commenced operations at the biodiesel production facility and are operating profitably. We anticipate using this line of credit for raw material purchases. As of October 31, 2011, we had approximately $611,000 outstanding on the line of credit. However, our ability to draw funds on the line of credit is limited by a borrowing base calculation. The borrowing base calculation takes into account a percentage of our accounts receivable, inventory and outstanding balance of the line of credit to determine whether we can draw funds on the line of credit. Therefore, the entire $4 million will not always be available to us. Following the end of our 2011 fiscal year, we started generating revenue from our operations which provided an additional source of liquidity for our operations.

We anticipate using cash to continue to develop our biodiesel production facility during our 2012 fiscal year. We have identified two capital projects that we anticipate will be completed during our 2012 fiscal year which together we expect will require capital expenditures of approximately $600,000. These projects relate to installation of an updated control system for the biodiesel production facility and adding an additional centrifuge which management believes will improve the efficiency of our biodiesel production facility.

We are in the process of seeking additional sources of liquidity, including raising additional capital through a private offering or entering into a toll manufacturing agreement, as we do not believe our current cash reserves and the line-of-credit will be sufficient to fund all of operations through 2012. Any additional financing could be subject to approval by our current lenders, which could limit our ability to obtain financing. As a result, we may not be able to obtain any additional financing that we may require.

Long-term and Short-term Debt Sources

On April 2, 2010, we entered into a loan agreement with OSM.  Subject to the terms of the loan agreement, OSM agreed to lend us $6,000,000.  The initial interest rate is 5%.  In October 2016, the interest rate will adjust to the 5-year London Inter-bank Offered Rate (LIBOR) swap rate plus 3.5%, with a minimum annual interest rate of 5%.  During the first year of the loan, we were required to only pay interest on outstanding amounts.  Beginning in November 2011, we agreed to make scheduled principal and interest payments amortized over a ten-year period. The maturity date of the loan is in September 2021.

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

On September 30, 2010, we entered into an Amended and Restated Loan Agreement with OSM.  The purpose of amending and restating the loan agreement was to address certain items related to closing on the loan and to address additional details related to the Construction and Design Agreement and our anticipated biodiesel production facility modifications to make the facility multi-feedstock capable. On March 18, 2011, we entered into a second amendment to the loan agreements with OSM, whereby certain defined terms related to a covenant calculation were clarified.

As of October 31, 2011, we had approximately $6,051,000 outstanding pursuant to our OSM loan which accrued interest at a rate of 5% per year.

In addition to our OSM loan, on October 17, 2011, we executed a new $4 million operating line of credit with First Citizens. We anticipate using these funds to purchase raw materials to operate the biodiesel production facility. The maturity date of this line of credit is October 31, 2012. The line of credit accrues interest at the greater of the Wall Street Journal prime rate plus 1% or a fixed rate of 6%. Our ability to draw funds on the line of credit is subject to a borrowing base calculation. The borrowing base calculation adds (i) 75% of our accounts receivable of 0-30 days and 50% of our accounts receivable of 31-45 days; plus (ii) 70% of our finished biodiesel inventory, 50% of our feedstock inventory and 50% of our chemical inventory; minus (iii) the amount that is currently outstanding on the line of credit. This calculation determines the amount of funds that we can draw on the line of credit subject to a $4 million cap. Further, half of the $4 million line of credit is not available to us until we have commenced operations and the biodiesel production facility is operating profitably. If we experience an event of default under our OSM credit agreement, First Citizens can declare a default under the line of credit.

As of October 31, 2011, we had $610,500 outstanding on the First Citizens line of credit which accrued interest at an annual rate of 6%. As of October 31, 2011, the maximum we were allowed to draw on the line of credit was $2 million based on the borrowing base calculation and the restriction in our loan agreement which prevents us from drawing in excess of $2 million until we had commenced operations and are operating profitably.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Soy Energy, LLC
Mason City, Iowa

We have audited the accompanying balance sheets of Soy Energy, LLC (a development stage company) as of October 31, 2011 and 2010, and the related statements of operations, changes in members' equity, and cash flows for the years then ended and the period from inception (December 15, 2005) to October 31, 2011. Soy Energy, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soy Energy, LLC (a development stage company) as of October 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from inception (December 15, 2005) to October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had delays in commencing operations and incurred losses during the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
February 14, 2012

SOY ENERGY, LLC
(A Development Stage Company)
Balance Sheets

ASSETS	October 31, 2011	October 31, 2010

Current Assets
Cash and cash equivalents	$662,946	$6,352,955
Certificates of deposit	255,923	—
Accounts receivable	88,036	—
Accrued interest receivable	850	3,993
Inventories	3,602,931	—
Prepaid costs and other	60,746	99,976
Total current assets	4,671,432	6,456,924

Property, Plant and Equipment
Land and improvements	502,176	502,176
Buildings	3,278,738	3,272,616
Equipment	6,313,762	6,242,987
Accumulated depreciation	(24,955)	(5,954)
Total	10,069,721	10,011,825
Construction in progress	9,902,982	1,383,899
Net property, plant and equipment	19,972,703	11,395,724

Other Assets
Other	43,419	—
Assets held for sale	1,875,637	2,825,380
Escrow deposit	379,894	6,677,482
Debt service reserve	150,766	150,000
Debt issuance costs, net	135,530	148,257
Total other assets	2,585,246	9,801,119

Total Assets	$27,229,381	$27,653,767

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2011	October 31, 2010

Current Liabilities
Accounts payable	$911,865	$96,224
Accrued expenses	209,730	132,081
Line-of-credit	610,500	—
Current maturities of long-term debt	473,826	—
Total current liabilities	2,205,921	228,305

Long-Term Debt, Net of Current Maturities	5,577,058	6,050,048

Members' Equity
Member contributions, 33,018 units issued and outstanding	31,031,572	31,031,572
Deficit accumulated during development stage	(11,585,170)	(9,656,158)
Total members' equity	19,446,402	21,375,414

Total Liabilities and Members’ Equity	$27,229,381	$27,653,767

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Statement of Operations

	Year Ended	Year Ended	From Inception (December 15, 2005) to
	October 31, 2011	October 31, 2010	October 31, 2011

Revenues	$34,172	$—	$34,172

Preproduction Costs Including Cost of Goods Sold	224,151	—	224,151

Gross Loss	(189,979)	—	(189,979)

Operating Expenses
General and administrative	1,309,577	702,137	2,918,161
Professional fees	308,651	645,062	2,175,498
Impairment of long-lived assets	175,743	630,863	7,729,231
Total operating expenses	1,793,971	1,978,062	12,822,890

Operating Loss	(1,983,950)	(1,978,062)	(13,012,869)

Other Income (Expense)
Interest income	48,849	45,198	1,434,960
Other income	6,089	1,251	21,150
Interest expense	—	(28,411)	(28,411)
Total other income, net	54,938	18,038	1,427,699

Net Loss	$(1,929,012)	$(1,960,024)	$(11,585,170)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018	25,283

Net Loss Per Unit - Basic and Diluted	$(58.42)	$(59.36)	$(458.22)

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)

Statements of Changes in Members' Equity

	Member Contributions	Income (Deficit) Accumulated During Development Stage

Balance at Inception (December 15, 2005)	$—	$—

Capital contributions - 1,500 units, $333.33 per unit - December 2005	500,000	—

Capital contributions - 1,600 units, $500 per unit - April 2006	800,000	—

Costs of raising capital	(13,212)	—

Net loss for the period ended October 31, 2006	—	(237,990)

Balance at October 31, 2006	1,286,788	(237,990)

Capital contributions - 30,668 units, $1,000 per unit June - October 2007	30,668,000	—

Costs of raising capital	(173,216)	—

Net income for the year ended October 31, 2007	—	264,970

Balance at October 31, 2007	31,781,572	26,980

Redemption of 750 units - July 2008	(750,000)	—

Net loss for the year ended October 31, 2008	—	(7,073,274)

Balance at October 31, 2008	31,031,572	(7,046,294)

Net loss for the year ended October 31, 2009	—	(649,840)

Balance at October 31, 2009	31,031,572	(7,696,134)

Net loss for the year ended October 31, 2010	—	(1,960,024)

Balance at October 31, 2010	31,031,572	(9,656,158)

Net loss for the year ended October 31, 2011	—	(1,929,012)

Balance at October 31, 2011	$31,031,572	$(11,585,170)

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Statements of Cash Flows

	Year Ended	Year Ended	From Inception (December 15, 2005)
	October 31, 2011	October 31, 2010	to October 31, 2011

Cash Flows from Operating Activities
Net loss	$(1,929,012)	$(1,960,024)	$(11,585,170)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	19,001	3,430	26,698
Loss on sale of assets held for sale	45,000	—	45,000
Noncash interest income	(5,974)	(746)	(36,720)
Impairment of long-lived assets	175,743	630,863	7,729,231
Write off of construction services related to terminated agreement	—	—	50,000
Write off of debt issuance costs	—	—	25,000
Expenses financed with long-term debt	—	50,048	50,048
Changes in operating assets and liabilities:
Accounts receivable	(88,036)	—	(88,036)
Accrued interest receivable	3,143	2,178	(850)
Inventories	(3,602,931)	—	(3,602,931)
Prepaid costs and other	(203,679)	(535)	(208,655)
Accounts payable	337,159	(19,290)	372,748
Accrued expenses	51,824	124,054	183,905
Net cash used for operating activities	(5,197,762)	(1,170,022)	(7,039,732)

Cash Flows from Investing Activities
Capital expenditures	(1,037,013)	(4,008,906)	(15,829,478)
Proceeds from disposal of property and equipment	—	—	1,725,000
Proceeds from disposal of assets held for sale	200,000	5,818	205,818
Escrow deposits, net	—	(8,000,000)	(8,000,000)
Payments for design services deposit	—	—	(5,450,000)
Refund of design services deposit	—	—	3,300,000
Payments for construction deposit	—	—	(2,500,000)
Refund of construction deposit	—	—	2,450,000
Payments for certificates of deposit	(774,820)	—	(2,724,820)
Proceeds from maturing certificates of deposit	518,897	—	2,468,897
Net cash used for investing activities	(1,092,936)	(12,003,088)	(24,354,583)

Cash Flows from Financing Activities
Payments for debt issuance costs	(8,143)	(150,000)	(183,143)
Funding debt service reserve	—	(150,000)	(150,000)
Members' contributed capital	—	—	31,968,000
Payments for offering costs	—	—	(186,428)
Proceeds from line-of-credit	610,500	—	610,500
Payments on long-term debt	(1,668)	—	(1,668)
Net cash provided by (used for) financing activities	600,689	(300,000)	32,057,261

Net (Decrease) Increase in Cash and Cash Equivalents	(5,690,009)	(13,473,110)	662,946

Cash and Cash Equivalents at Beginning of Period	6,352,955	19,826,065	—

Cash and Cash Equivalents at End of Period	$662,946	$6,352,955	$662,946

	Year Ended	Year Ended	From Inception (December 15, 2005)
	October 31, 2011	October 31, 2010	to October 31, 2011

Supplemental Cash Flow Information
Interest expense paid	$—	$26,667	$26,667
Capitalized interest paid	278,290	—	411,846

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress in accounts payable	$474,553	$60,635	$535,188
Construction-in-progress in accrued expenses	25,825	—	25,825
Equipment in accounts payable	3,929	—	3,929
Assets held for sale reclassified to construction-in-progress	529,000	—	529,000
Prepaid costs reclassified to construction-in-progress	95,000	—	95,000
Amortization of loan fees, discounts and prepaid costs capitalized as construction-in-progress	127,864	—	127,864
Payment of construction-in-progress with escrow deposit	6,302,796	1,323,264	7,626,060
Property and equipment financed with long-term debt	—	6,000,000	6,000,000
Assets held for sale reclassified to prepaid costs	—	95,000	95,000
Long-term debt issued to pay operating expenses	—	50,048	50,048
Construction-in-progress applied against design services deposit	—	—	963,675
Design services deposit applied against accounts payable to related party	—	—	431,696
Property and equipment returned for member units	—	—	750,000
Property and equipment reclassified to assets held for sale	—	—	3,557,061

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Soy Energy, LLC, a development stage Iowa limited liability company, (the Company) was originally organized to develop, own and operate a 30 million gallon per year (MGY) production biodiesel facility between Cleghorn and Marcus, Iowa in Cherokee County. The Company was formed December 15, 2005 to have a perpetual life. As of October 31, 2011, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of improvements to the Mason City, Iowa plant. The Company had minimal revenues in fiscal 2011 due to the sale of soap stock and began principal operations in January 2012. Accordingly, the Company will exit the developmental stage in fiscal 2012.

Construction of a biodiesel facility began in June 2007 with completion originally expected in the first calendar quarter of 2009. In November 2007, the Company suspended construction on the project subject to securing debt financing. In April 2008, the Company's members voted to reduce the project from a 30 MGY to 15 MGY production biodiesel facility.

At October 31, 2008, the Company determined a biodiesel facility near Marcus, Iowa was not feasible, terminated all design/build construction contracts and recorded impairment charges totaling $6,923,000. Additional impairment charges totaling approximately $176,000 and $631,000 were recorded for the years ended October 31, 2011 and 2010, respectively, related to assets held for sale. The Company will continue to monitor and evaluate the value of assets held for sale to determine if additional impairment is necessary.

On July 29, 2009, the Company entered into an Asset Purchase Agreement and a Unit Purchase Agreement (Agreements) to acquire an existing biodiesel facility from Freedom Fuels, LLC (Freedom Fuels), a debtor in possession in bankruptcy in Mason City, Iowa. Because of a change in the bankruptcy, the Company drafted an updated Asset Purchase Agreement and terminated the Unit Purchase Agreement.

On April 2, 2010, the Company entered into an Asset Purchase Agreement (the "APA") to acquire the assets of the Freedom Fuels plant in Mason City, Iowa from OSM-REO FF, LLC ("OSM"), a Minnesota limited liability company.

On September 30, 2010, the Company took possession of the Mason City, Iowa biodiesel production facility and is currently in the process of making improvements to the facility to allow for multiple feed stock capabilities.

Fiscal Reporting Period

The Company adopted a fiscal year ending October 31 for financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters, among others, the carrying value of property, plant, and equipment and related assumptions related to impairment testing and the expected net selling price of assets held for sale and inventory valuation. In addition, the Company estimates that it has the necessary capital to finish the construction of improvements to get the plant operational and meet future operating obligations. Actual results may differ from previously estimated amounts and such differences may be material to the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents.

At times throughout the year, cash and cash equivalents balances exceeded amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses relative to cash and cash equivalents, and does not believe such accounts are at a significant risk of loss.

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011

Accounts Receivable

In the normal course of business, the Company provides credit to its customers and evaluates the status of outstanding balances on a regular basis. Losses on accounts receivable are recorded on the direct charge-off method for income tax purposes and the reserve method for financial reporting purposes. At October 31, 2011, the Company considered all remaining accounts receivable to be fully collectible and an allowance for doubtful accounts was not considered necessary.

Inventories

Inventories consist of raw materials, work-in-progress and finished goods. Inventories are stated at the lower-of-cost, which is determined by the first-in, first-out method, or market.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over estimated service lives of related assets using the straight-line method of accounting. Property, plant and equipment undergoing development that is not in service is shown in the balance sheet as construction-in-progress and is not depreciated. Estimated service lives computing depreciation for financial reporting are as follows:

Description	Years
Buildings	39
Equipment	2 to 10

Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property, plant and equipment accounts and depreciated as discussed above.

The Company capitalizes construction costs as construction-in-progress until the assets are placed in service. The Company had construction-in-progress of approximately $9,903,000 and $1,384,000 as October 31, 2011 and 2010, respectively, relating to the Mason City, Iowa plant improvements.

Construction-in-Progress

The Company continues to make payments for the construction of a 30 MGY plant. The Company anticipates the construction will cost approximately $10,000,000, including capitalized interest, insurance, and certain assets previously held for sale now utilized in construction-in-progress, with approximately $97,000 remaining at October 31, 2011. The Company capitalized interest of approximately $327,000, including amounts accrued, during the year ended October 31, 2011.

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

In 2008, the Company determined it was not feasible to build a biodiesel facility at the original discussed site, resulting in an impairment charge totaling approximately $6,923,000 on construction-in-progress, construction related amounts, and other long-lived assets.

The Company recorded additional impairment charges of approximately $176,000 and $631,000 on assets held for sale for the years ended October 31, 2011 and 2010, respectively. In determining the net realizable value of the assets held for sale, the Company has made assumptions concerning the future of the renewable fuels industry and the potential uses of the property. Given

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011

the uncertainties in the renewable fuels industry, should management be required to adjust the carrying value of these assets at some future point in time, the adjustment could be significant and could significantly impact the Company's financial position and results of operations. No adjustment has been made to these financial statements for this uncertainty.

Debt Issuance Costs

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using the effective interest rate method.

The Company had unamortized debt issuance costs of approximately $136,000 and $148,000 at October 31, 2011 and 2010, respectively. Accumulated amortization at October 31, 2011 and 2010 was approximately $23,000 and $2,000, respectively. The Company capitalized amortization of debt issuance costs as part of the construction-in-progress during the year ended October 31, 2011 of approximately $21,000.

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

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and; accordingly, members report their proportionate share of the Company's income, gains, losses, tax credits, etc. in their income tax returns. No benefit from or provision for federal or state income taxes is included in accompanying financial statements.

Annually, the Company's management evaluates the likelihood that, upon examination by relevant taxing jurisdictions, the financial statement effects of income tax positions taken or expected to be taken on its income tax returns would be sustained. Based on that evaluation, the Company only recognizes the maximum benefit of each income tax position that is more than 50 percent likely of being sustained. To the extent that all or a portion of the benefits of an income tax position are not recognized, a liability would be recognized for the unrecognized benefits, along with any interest and penalties that would result from disallowance of the position. Should any such penalties and interest be incurred, they would be recognized as operating expenses.

Based on the results of management's evaluations for the years ended October 31, 2011 and 2010, the Company does not have any material uncertain tax positions to be accounted for in the accompanying financial statements. Consequently, no liability is recognized in the accompanying balance sheets for unrecognized income tax positions. Further, no interest or penalties have been accrued or charged to expense as of October 31, 2011 and 2010 or for the years then ended. The Company's federal and Iowa income tax returns for the tax years ended December 31, 2010, 2009 and 2008 are subject to examination by taxing authorities.

Net Loss per Unit

Basic net loss per unit is computed by dividing net loss by the weighted average number of members' units outstanding during the period. Diluted net loss per unit is computed by dividing net loss by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the 2011 and 2010 periods; accordingly, the Company's basic and diluted net loss per unit are the same for all periods presented.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011

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

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs includes:

1.	Quoted prices in active markets for similar assets or liabilities.

2.	Quoted prices in markets that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.

3.	Inputs that derived primarily from or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company believes the carrying value of cash and cash equivalents, escrow deposit, debt service reserve, accounts payable, and other financial working capital items approximate fair value due to the short maturity nature of these instruments. The Company believes the carrying amount of the long-term debt approximates the fair value due to terms of the debt approximating the current market interest rates. The fair value of assets held for sale is disclosed in Note 5.

2. GOING CONCERN

In January 2012, the Company commenced operations and transitioned from a "development stage company" to an "operating company". The Company has begun generating revenues and cash flows from operations since commencing operations.  Production levels are nearing the Company's targeted range and are consistent with initial stages of operation.  The Company's production runs are using corn oil as the main feedstock, which is believed to have significant cost advantages over soy bean oil based production.  The Company has also started to make payments on long-term debt.  The Company's line of credit currently provides $2.0 million, subject to borrowing base limitations.  An additional $2 million will be available, based on borrowing base limitations, upon the Company becoming operational and profitable, as determined by the financial institution.

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses of approximately $1.9 million and $2.0 million during fiscal 2011 and 2010, respectively, while in the development stage, through construction, and initial stages of start-up prior to commencing full operations.  The delays in commencing operations have reduced the Company's cash position as well as amounts available on the line of credit.  Typically, when biodiesel facilities begin operations, the expected production efficiencies are experienced over time.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is finalizing additional subordinated debt and equity capital offerings, subject to certain conditions and lender approvals.  The Company is also in discussions with multiple parties for production tolling arrangements for a portion of the plant capacity which will improve initial cash flows, mitigate some feedstock price risk, and operate the plant at higher levels and efficiencies.  While the Company believes these measures will significantly improve the operating performance of the plant and provide additional working capital, there has not been sufficient time and execution of these measures to determine their impact and ultimate success.

3. ACQUISITION OF ASSETS

On April 2, 2010, the Company entered into an APA with OSM, pursuant to which the Company would acquire substantially all of Freedom Fuels' assets assigned to OSM and thereafter operate the biodiesel facility in exchange for a total of $4,000,000 paid in cash and assumption of $6,000,000 of new debt as discussed in Note 6. The transaction closed and the Company took possession of the property, plant and equipment on September 30, 2010. The assets were transferred to the Company "as is". The Company did not assume nor is liable for any liabilities incurred prior to the closing date of the APA; however, the Company did assume

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011

certain of Freedom Fuels' contracts or permits that may have obligations that continue through and after the closing of the APA.

The Company's purchase of the biodiesel facility provided the following assets:

Land and improvements	$501,775
Buildings	3,270,000
Equipment	6,228,225
Total assets	$10,000,000
Loan provided	(6,000,000)
Net purchase price	$4,000,000

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

On September 30, 2010, the Company entered into an Additional Improvements Reserve and Security Agreement with OSM and a title company, an unrelated party, whereby the Company deposited $8,000,000 into an interest bearing account with the escrow agent to be drawn upon to pay for improvements performed on the Mason City, Iowa biodiesel production facility as work progresses. If additional funds remain in the account after completion of the additional procedures, remaining funds shall be disbursed to the lender and applied to the borrower's obligations under the loan agreements. If at any time the lender reasonably determines the funds remaining in escrow are insufficient to complete the additional improvements, the lender shall have the right to request additional funds be deposited into the escrow account. Additional funds requested must be deposited into the escrow account within seven days of receipt of such notice. The balance of the escrow deposit fund was approximately $380,000 and $6,677,000 at October 31, 2011 and 2010, respectively.

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

4. INVENTORIES

At October 31, 2011 and 2010, inventories are composed as follows:

	2011	2010
Raw materials	$1,691,724	$—
Work-in-progress	200,000	—
Finished goods	1,711,207	—
	$3,602,931	$—

5. ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment.

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011

Amounts included in assets held for sale are as follows:

	October 31, 2011	October 31, 2010
Land	$250,262	$250,262
Equipment	1,625,375	2,575,118
Total assets held for sale	$1,875,637	$2,825,380

The assets held for sale were written down to net realized value after completing the long-lived asset valuation analysis. The resulting impairment charges of approximately $176,000 and $631,000 were included in earnings for the years ended October 31, 2011 and 2010, respectively.

6. LONG-TERM DEBT

The Company has a term loan for $6,000,000 with a financial institution at a fixed rate of 5.0% until October 2016. The interest rate will then adjust to the greater of the five-year LIBOR swap rate plus 3.5% or 5.0%. The Company makes monthly interest only payments on the term loan until November 1, 2011, followed by 120 monthly principal and interest payments sufficient to fully amortize the principal balance at maturity in September 2021. During 2011, approximately $1,668 was applied to principal, but regularly scheduled payments began in November 2011.

The Company has a non-interest bearing note with the same financial institution for $77,595 which will be due in full in September 2021. The carrying value of the loan is shown net of unamortized discount of $25,043 and $27,547 at October 31, 2011 and 2010, respectively, and is calculated using a 5.0% market interest rate. The amortization of the debt discount is recognized as interest costs.

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

Amounts included in long-term debt are as follows:

	October 31, 2011	October 31, 2010
Term loan	$5,998,332	$6,000,000
Term loan	52,552	50,048
Total long-term debt	6,050,884	6,050,048
Less current maturities	473,826	—
	$5,577,058	$6,050,048

The estimated maturities of long-term debt, net of unamortized discount, at October 31, 2011 are as follows:

2012	$473,826
2013	498,932
2014	524,458
2015	551,290
2016	579,496
Thereafter	3,422,882
Total	$6,050,884

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011

7. LINE-OF-CREDIT

At October 31, 2011, the Company has available a $4,000,000 line-of-credit from a financial institution maturing October 31, 2012 bearing a variable rate of interest equal to the greater of the Wall Street Journal Prime Rate plus 1.00% or 6.00%. Advances on the line-of-credit shall not exceed $2,000,000 until the facility is fully operational and profitable as determined by the financial institution. The Company owed $610,500 on the line-of-credit at October 31, 2011. The line-of-credit is secured by a real estate mortgage on the Company's Marcus, Iowa property and a first lien on the Company's accounts receivable, inventory, including prepaid deposits for the purchase of inventory, deposit and hedging accounts and assets held for sale. At October 31, 2011, the Company was in compliance with all of the loan covenants. An event of default of the long-term debt would constitute an event of default for the line-of-credit.

8. MEMBERS' EQUITY

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

The Company's operating agreement authorizes the Board of Directors to issue up to 48,750 units without consent of a majority of its membership voting interests. The Company has one class of membership unit which, under its operating agreement, gives a member one vote for each unit owned, provided no member, related party and/or affiliate of a member may vote more than five percent of the Company's outstanding membership interests. The Company's operating agreement restricts transfer of membership units generally to operation of law, such as upon death, without approval of a majority of its Directors.

Income, losses, and distributions are allocated to members based upon their respective percentage of units owned.

9. INCOME TAXES

The Company adopted a December 31 year end for income tax reportings. Estimated differences in total assets and liabilities for financial and income tax reporting are as follows for the fiscal years ended 2011 and 2010:

	2011	2010
Financial statement basis of total assets	$27,229,381	$27,653,767
Add - Start up and organizational costs	3,078,400	1,401,279
- Impairment of long lived assets
expensed for financial and not for
income tax reportings	1,508,521	1,332,778

Taxable income basis of total assets	$31,816,302	$30,387,824

There are no significant differences in liabilities for financial and income tax reporting purposes at October 31, 2011 and 2010, respectively.

10.    COMMITMENTS AND CONTINGENCIES

Construction Agreement

On August 11, 2010, the Company entered into a construction agreement with an unrelated party (contractor) for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feed stocks. Substantial completion of the work shall be achieved no later than 270 days after the date of notice to proceed has been delivered. The notice to proceed was delivered on October 1, 2010, so the date of which substantial completion of the work to be achieved was July 1, 2011. The agreement includes a grace period clause in which it is possible that certain amounts could be paid to the Company. The Guaranteed Maximum Price of the project is $8,000,000. The amount of the Guaranteed Maximum Price was deposited into

SOY ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
October 31, 2011

an escrow account to be drawn upon as work progresses. The Company may terminate the agreement with seven days notice upon written request without cause; however, the contractor is due any amounts incurred for work completed. The Company may terminate the agreement with cause with seven days notice whereby any unpaid work done by the contractor will only be paid to the extent the Company's costs and expenses to complete the project are less than the unpaid balance of the Cost of the Work. If the costs and expenses to complete the project exceed the Cost of the Work the contractor shall pay the excess. The contract was complete pending final approval at October 31, 2011. The Company had incurred approximately $8,000,000 and $1,384,000 on this contract at October 31, 2011 and 2010, respectively, which is included in construction-in-progress. The retainage payable related to this contract approximates $374,000 at October 31, 2011 and is included within accounts payable in the balance sheet.

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

Crude Corn Oil Purchase Agreement

On June 19, 2008, the Company entered into a three year contract with an unrelated party to purchase 820,000 pounds of corn oil per month at a price based on a percentage of an index. Additionally, the contract includes a provision that allows for a profitability incentive to be paid by the Company to the unrelated party under certain conditions. The contract provides the Company the option to purchase additional corn oil at the prevailing market price. The agreement also provides for its renewal in one year increments unless terminated by either party with 90 days notice.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Charles Sand, along with our Chief Financial Officer (the principal financial officer), Dallas Thompson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2011. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Inherent Limitations Over Internal Controls.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2011 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

PART 10. DIRECTORS, EXECUTIVE OFFICES AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the definitive proxy statement for our 2012 annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days after the end of our 2011 fiscal year. This proxy statement is referred to in this report as the 2012 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 19 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of Soy Energy, LLC, filed with the Iowa Secretary of State on December 15, 2005.		Exhibit 3.1 to the registrant's Form 10 filed with the Commission on February 28, 2008.
3.2	Amended and Restated Operating Agreement dated June 24, 2010.		Exhibit 3.2 to the registrant's Form 10-K filed with the Commission on January 31, 2011.
10.1	Master Contract between Iowa Department of Economic Development to Soy Energy, LLC, dated January 10, 2007.		Exhibit 10.3 to the registrant's Form 10 filed with the Commission on February 28, 2008.
10.2	Crude Corn Oil Purchase Agreement dated June 24, 2008, between Soy Energy, LLC and Little Sioux Corn Processors LLLP		Exhibit 10.9 to the registrant's Form 10 Amendment No. 2 filed with the Commission on September 12, 2008.
10.3	Crude Corn Oil Purchase Agreement dated August 15, 2008, between Soy Energy, LLC and Siouxland Ethanol, LLC.		Exhibit 10.12 to the registrant's Form 10 Amendment No. 2 filed with the Commission on September 12, 2008.
10.4	Asset Purchase Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated April 2, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.5	Loan Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated April 2, 2010.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.6	Phase I Engineering Agreement between Ball Industrial Services, LLC and Soy Energy, LLC dated April 6, 2010.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.7	Termination and Settlement Agreement between New Equity, LLC, Outsource Services Management, LLC, OSM-REO FF, LLC, and Soy Energy, LLC dated March 31, 2010.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.8	Construction and Design Agreement between Ball Industrial Services, LLC and Soy Energy, LLC dated August 11, 2010.		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.9	Non-Pooled Biodiesel Marketing Agreement between RPMG, Inc. and Soy Energy, LLC dated August 12, 2010.+		Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.10	Amendment to Asset Purchase Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated August 13, 2010.		Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.11	First Amendment to Amended and Restated Loan Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated March 18, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.12	Loan Agreement between First Citizens National Bank and Soy Energy, LLC dated October 17, 2011.	X
10.13	Promissory Note between First Citizens National Bank and Soy Energy, LLC dated October 17, 2011.	X
10.14	Agricultural Security Agreement between First Citizens National Bank and Soy Energy, LLC dated October 17, 2011.	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

101
The following financial information from Soy Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2011 and October 31, 2010, (ii) Statements of Operations for the fiscal years ended October 31, 2011 and 2010, (iii) Statement of Changes in Members' Equity, (iv) Statements of Cash Flows for the fiscal years ended October 31, 2011 and 2010, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date:	February 14, 2012	/s/ Charles Sand
Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2012	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2012	/s/ Charles Sand
Charles Sand, Chairman

Date:	February 14, 2012	/s/ Dallas Thompson
Dallas Thompson, Treasurer & Chief Financial Officer

Date:	February 14, 2012	/s/ Douglas Lansink
Douglas Lansink, Secretary

Date:	February 14, 2012	/s/ Ronald Wetherell
Ronald Wetherell, Vice Chairman

Date:	February 14, 2012	/s/ Darrell Downs
Darrell Downs, Director

Date:	February 14, 2012	/s/ Robert Engel
Robert Engel, Director

Date:	February 14, 2012	/s/ Charles Getting
Charles Getting, Director

Date:	February 14, 2012	/s/ Daryl Haack
Daryl Haack, Director

Date:	February 14, 2012	/s/ David Langel
David Langel, Director