Form 10-Q
period 2012-01-31
Soy Energy, LLC
filed 2012-03-21
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 21, 2012, we had 33,018 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
Condensed Balance Sheets

ASSETS	January 31, 2012	October 31, 2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$170,566	$662,946
Certificates of deposit	—	255,923
Accounts receivable	668,707	88,036
Accrued interest receivable	—	850
Inventories	2,278,023	3,602,931
Prepaid cost and other	168,992	60,746
Total current assets	3,286,288	4,671,432

Property, Plant and Equipment
Land and improvements	508,526	502,176
Buildings	4,332,952	3,278,738
Equipment	15,629,656	6,313,762
Accumulated depreciation	(167,256)	(24,955)
Total	20,303,878	10,069,721
Construction in progress	—	9,902,982
Net property, plant and equipment	20,303,878	19,972,703

Other Assets
Other	10,855	43,419
Assets held for sale	1,875,637	1,875,637
Escrow deposit	379,932	379,894
Debt service reserve	150,852	150,766
Debt issuance costs, net	128,189	135,530
Total other assets	2,545,465	2,585,246

Total Assets	$26,135,631	$27,229,381

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2012	October 31, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$1,397,549	$911,865
Accrued expenses	214,605	209,730
Line-of-credit	858,722	610,500
Current maturities of long-term debt	440,546	473,826
Total current liabilities	2,911,422	2,205,921

Long-Term Debt, Net of Current Maturities	5,457,925	5,577,058

Member contributions, 33,018 units issued and outstanding	17,766,284	19,446,402

Total Liabilities and Members’ Equity	$26,135,631	$27,229,381

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)

Sales	$1,941,937	$—
Costs of Goods Sold Including Preproduction Costs	3,006,545	—
Gross Loss	(1,064,608)	—

Operating Expenses
General and administrative	454,335	155,304
Professional fees	131,821	76,897
Total operating expenses	586,156	232,201

Operating Loss	(1,650,764)	(232,201)

Other Income (Expense)
Interest income	863	19,734
Other income	1,393	4,416
Interest expense	(31,610)	—
Total other income, net	(29,354)	24,150

Net Loss	$(1,680,118)	$(208,051)

Weighted Average Units Outstanding - Basic and Diluted	33,018	33,018

Net Loss Per Unit - Basic and Diluted	$(50.88)	$(6.3)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,680,118)	$(208,051)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	145,173	487
Loss on sale of equipment	1,462	—
Noncash interest income	(124)	(2,960)
Changes in operating assets and liabilities:
Accounts receivable	(580,671)	—
Accrued interest receivable	850	(8,761)
Inventories	1,324,908	—
Prepaid costs and other	(75,682)	(107,752)
Accounts payable	473,633	38,326
Accrued expenses	4,875	35,198
Net cash used for operating activities	(385,694)	(253,513)

Cash Flows from Investing Activities
Capital expenditures	(458,192)	(76,667)
Proceeds from disposal of equipment	400	—
Payments for certificates of deposit	—	(514,781)
Proceeds from maturing certificates of deposit	255,923	—
Net cash used for investing activities	(201,869)	(591,448)

Cash Flows from Financing Activities
Proceeds from line-of-credit, net	248,222	—
Payments on long-term debt	(153,039)	—
Net cash provided by financing activities	95,183	—

Net Decrease in Cash and Cash Equivalents	(492,380)	(844,961)

Cash and Cash Equivalents at Beginning of Period	662,946	6,352,955

Cash and Cash Equivalents at End of Period	$170,566	$5,507,994

Supplemental Cash Flow Information
Interest expense paid	$29,979	$—
Capitalized interest paid	$81,910	$82,403

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress in accounts payable	$—	$1,310,581
Property, plant and equipment in accounts payable	$12,051	$—
Assets held for sale reclassified to construction-in-progress	$—	$525,000
Prepaid costs reclassified to construction-in-progress	$—	$95,000
Amortization of loan fees, discounts and prepaid costs capitalized as construction-in-progress	$5,318	$34,233

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2011, contained in the Company's Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2012 and the results of operation and cash flows for all periods present.

Nature of Business

Soy Energy, LLC, an Iowa limited liability company, (the Company) operates a 30 million gallon per year (MGY) production biodiesel facility in Mason City, Iowa. The Company produces and sells biodiesel, glycerin and soapstock. The Company commenced operations in January 2012. Prior to January 2012, the Company was in the development stage.

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

Revenue Recognition

The Company generally sells biodiesel and related products pursuant to marketing agreements. Revenues are recognized when the marketing company (the "customer") has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. In one instance, a customer has requested that we store biodiesel inventory purchased from us due to delays in receiving rail cars at our facility (“Bill and Hold” transactions or arrangements). We recognize revenue prior to shipment of Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. This customer has specifically requested in writing that we invoice for the finished product and hold the finished product until a later date. The Company does not retain any specific performance obligations, such that the earning process is not complete and ordered biodiesel is segregated from the Company's other inventory and not subject to fulfilling other orders.  The sales value of inventory, subject to Bill and Hold arrangements, was approximately $637,000 as of January 31, 2012.

Accounts Receivable

In the normal course of business, the Company provides credit to its customers and evaluates the status of outstanding balances on a regular basis. Losses on accounts receivable are recorded on the direct charge-off method for income tax purposes and the reserve method for financial reporting purposes. At January 31, 2012, the Company considered all remaining accounts receivable to be fully collectible and an allowance for doubtful accounts was not considered necessary.

Inventory

Inventory consists of raw materials, work-in-progress and finished goods. Inventories are stated at the lower-of-cost, which is determined by the first-in, first-out method, or market.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2012

Property, Plant and Equipment

Property, plant and equipment is stated at cost and is depreciated over estimated service lives of related assets, using the straight-line method of accounting. Property, plant and equipment undergoing development that is not in service is shown in the balance sheet as construction-in-progress and is not depreciated. Estimated service lives computing depreciation for financial reporting are as follows:

Description	Years
Land improvements	20 - 39
Buildings	7 - 39
Equipment	2 - 20

Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property and equipment accounts and depreciated as discussed above.

The Company capitalizes construction costs as construction-in-progress until the assets are placed in service. The Company had construction-in-progress of approximately $9,903,000 as of October 31, 2011, relating to the Mason City, Iowa plant improvements. As the plant was placed into service in January 2012, the Company did not have any construction-in-progress at January 31, 2012.

Debt Issuance Costs

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using the effective interest rate method.

The Company had unamortized debt issuance costs of approximately $128,000 and $136,000 at January 31, 2012 and October 31, 2011, respectively. Accumulated amortization at January 31, 2012 and October 31, 2011 was approximately $30,000 and $23,000, respectively. Additionally, Company capitalized amortization of debt issuance costs as part of the construction-in-progress during the three months ended January 31, 2012 and 2011 of approximately $5,000 and $5,200, respectively.

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

Fair Value of Financial Instruments

The Company believes the carrying value of cash and equivalents, escrow deposit, debt service reserve, accounts payable, and other working capital items approximate fair value due to the short maturity nature of these instruments. The Company believes the carrying amount of the long-term debt approximates the fair value due to terms of the debt approximating the current market interest rates. The fair value of assets held for sale is disclosed in Note 4.

2.    GOING CONCERN

On January 1, 2012, the Company commenced operations and transitioned from a "development stage company" to an "operating company". The Company has begun generating revenues and cash flows from operations since commencing operations. Production levels are nearing the Company's targeted range and are consistent with initial stages of operation. The Company's production runs are using corn oil as the main feedstock, which is believed to have significant cost advantages over soybean oil based production. The Company has also started to make payments on long-term debt. The Company's line-of-credit currently provides

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2012

$2 million, subject to borrowing base limitations. An additional $2 million will be available, based on borrowing base limitations, upon the Company becoming operational and profitable, as determined by the financial institution.

The financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of approximately $1.7 million for the three months ended January 31, 2012 and approximately $1.9 million and $2.0 million during fiscal 2011 and 2010, respectively, while in the development stage, through construction, and initial stages of start-up prior to commencing full operations. The delays in commencing operations reduced the Company's cash position as well as amounts available on the line-of-credit. Typically, when biodiesel facilities begin operations, the expected production efficiencies are experienced over time. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3.    INVENTORIES

At January 31, 2012 and October 31, 2011, inventories are composed as follows:

	January 31, 2012	October 31, 2011*
Raw materials	$289,195	$1,691,724
Work-in-progress	1,010,495	200,000
Finished goods	978,333	1,711,207

	$2,278,023	$3,602,931

*Derived from audited financial statements.

4.    ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar land and equipment.

Amounts included in assets held for sale are as follows:

	January 31, 2012	October 31, 2010*
Land	$250,262	$250,262
Equipment	1,625,375	1,625,375
Total assets held for sale	$1,875,637	$1,875,637

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

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2012

The Company has a non-interest bearing note with the same financial institution for $77,595 which will be due in full in September 2021. The carrying value of the loan is shown net of unamortized discount of $24,417 and $25,043 as of January 31, 2012 and October 31, 2011, respectively, and is calculated using a 5.0% market interest rate. The amortization of the debt discount is recognized as interest costs.

The loans are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions, capital expenditures, and require minimum debt service coverage requirements.

Amounts included in long-term debt are as follows:

	January 31, 2012	October 31, 2010*
Term loan	$5,845,293	$5,998,332
Term loan	53,178	52,552
Total long-term debt	5,898,471	6,050,884
Less current maturities	440,546	473,826
	$5,457,925	$5,577,058

* Derived from audited financial statements.

The estimated maturities of long-term debt, net of unamortized discount, at January 31, 2012 are as follows:

2013	440,546
2014	505,059
2015	530,899
2016	558,060
2017	586,612
Thereafter	3,277,295
Total	$5,898,471

6.    LINE-OF-CREDIT

At January 31, 2012, the Company has available a $4,000,000 line-of-credit from a financial institution maturing October 31, 2012 bearing a variable rate of interest equal to the greater of the Wall Street Journal Prime Rate plus 1.00% or 6.00%. Advances on the line-of-credit shall not exceed $2,000,000 until the facility is fully operational and profitable as determined by the financial institution. The Company owed $858,722 and $610,500 on the line-of-credit at January 31, 2012 and October 31, 2011, respectively. The line-of-credit is secured by a real estate mortgage on the Company's Marcus, Iowa property and a first lien on the Company's accounts receivable, inventory, including prepaid deposits for the purchase of inventory, deposit and hedging accounts and assets held for sale. An event of default of the long-term debt would constitute an event of default for the line-of-credit.

7.    COMMITMENTS AND CONTINGENCIES

Construction Agreement

On August 11, 2010, the Company entered into a construction agreement with an unrelated party (contractor) for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feedstocks. The Guaranteed Maximum Price of the project is $8,000,000. The contract was complete pending final approval at January 31, 2012. The Company had incurred $8,000,000 on this contract at January 31, 2012 and October 31, 2011 which was included in construction-in-progress at October 31, 2011. The plant was put into service in January 2012. The retaintage payable related to this contract approximates $374,000 at January 31, 2012 and October 31, 2011 and is included in accounts payable in the balance sheet.

Marketing Agreement

On August 12, 2010, the Company entered into a marketing agreement with an unrelated party whereby the marketer would sell and market all of the biodiesel produced by the Company. The agreement commenced on the effective date, August 12, 2010,

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2012

and has a term of two years with options to renew for additional terms. This agreement may also be terminated by mutual consent of both parties.

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

Equipment and Software Purchase Commitment

On January 20, 2012, the Company committed to purchasing new process controls for the plant from an unrelated party totaling approximately $300,000. A $30,000 down payment was made by the Company, as of January 31, 2012, with work set to begin and be completed in March 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2012. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2011. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

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

•	Overcapacity within the biodiesel industry;

•	Our ability to successfully operate the biodiesel production facility and profitably produce biodiesel;

•	Changes in our business strategy, capital improvements or development plans;

•	Availability and costs of feedstock;

•	Actual biodiesel and co-product production varying from expectations;

•
Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal biodiesel tax incentives; or environmental laws and regulations that apply to the Mason City biodiesel production facility;

•	Changes in the weather or general economic conditions impacting the availability and price of vegetable oils and animal fats;

•	Total U.S. consumption of diesel;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to operate and invest in our business;

•	Our ability to sell assets held for sale at their carrying value minus selling costs;

•	Changes and advances in biodiesel production technology;

•	Restrictive covenants in our loan agreements;

•	Competition from other alternative fuels; and

•	Other factors described elsewhere in this report.

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

Overview

Soy Energy, LLC (referred to herein as "Soy Energy" the "Company" "us" or "we") is an Iowa limited liability company which only recently commenced operations. Soy Energy sold its first batch of biodiesel in January 2012 and sold its first batch of corn stillage oil based biodiesel in March 2012. We were organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005.

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

Results of Operations for the Fiscal Quarters Ended January 31, 2012 and 2011

The following table shows the results of our operations for the fiscal quarters ended January 31, 2012 and 2011:

	Fiscal Quarter Ended	Fiscal Quarter Ended
Statement of Operations Data	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)
Revenues	$1,941,937	$—
Cost of Goods Sold Including Preproduction Costs	3,006,545	—
Gross Loss	(1,064,608)	—
Operating Expenses	586,156	232,201
Operating Loss	(1,650,764)	(232,201)
Other Income (Expense)	(29,354)	24,150
Net Loss	$(1,680,118)	$(208,051)

We had approximately $1.9 million in revenue for our first fiscal quarter of 2012. We did not have any revenue during the comparable period of 2011 as we had not yet completed the renovation of the Mason City biodiesel production facility. Our revenue during our first fiscal quarter of 2012 was related to the sale of soybean based biodiesel. We had preproduction costs, including cost of goods sold of approximately $3.0 million during our first fiscal quarter of 2012, compared to no similar costs during the same period of 2011.

Our operating expenses were higher during our first quarter of 2012 compared to the same period of 2011 due to the fact that we were preparing for and operating the biodiesel production facility during 2012 which resulted in greater general and administrative costs.

We had significantly less interest income during our first quarter of 2012 compared to the same period of 2011 due to having less cash on hand during the 2012 period. We used much of our cash during our 2011 fiscal year to complete the renovations to the Mason City biodiesel production facility which resulted in less cash on hand during our first quarter of 2012. We had interest expense during our first quarter of 2012 since we completed construction of the biodiesel production facility and therefore we are no longer capitalizing interest related to our credit facilities.

Management is in the process of continuing to fine tune the operation of the biodiesel production facility. Management is evaluating its options regarding production of biodiesel and is considering entering into toll manufacturing or other types of arrangements which would allow us to continue to operate the biodiesel production facility without incurring the significant costs associated with purchasing feedstock. In addition, due to the fact that the production facility has only recently become operational, we are continuing to find efficiencies in the operation of the biodiesel production facility. Management anticipates that this process will continue for a period of time as is usual for this type of manufacturing facility.

Changes in Financial Condition at January 31, 2012 Compared to October 31, 2011

The table below shows the changes in our financial condition during the three months ended January 31, 2012.

ASSETS	January 31, 2012	October 31, 2011*
	(Unaudited)
Current Assets	$3,286,288	$4,671,432
Net Property, Plant and Equipment	20,303,878	19,972,703
Other Assets	2,545,465	2,585,246
Total Assets	$26,135,631	$27,229,381

LIABILITIES
Current Liabilities	$2,911,422	$2,205,921
Long-Term Debt Net of Current Maturities	5,457,925	5,577,058
Members' Equity	17,766,284	19,446,402
Total Liabilities and Members' Equity	$26,135,631	$27,229,381
* Derived from audited financial statements.

Our cash and equivalents were lower as of January 31, 2012 compared to October 31, 2011 due to our continuing efforts to bring the biodiesel production facility to full operating capacity. We also converted our certificates of deposit to cash during our first fiscal quarter of 2012. Our accounts receivable was higher at January 31, 2012 compared to October 31, 2011 due to biodiesel sales we made in early January 2012. The value of our inventory was lower at January 31, 2012 compared to October 31, 2011 due to less raw materials on hand. We had more prepaid costs at January 31, 2012 compared to October 31, 2011 due to deposits made on new process controls for the plant.

The value of our buildings and equipment were higher at January 31, 2012 compared to October 31, 2011 due to the fact that we completed our construction in progress and we incurred further construction which increased the carrying value of these assets as of January 31, 2012.

We had more accounts payable as of January 31, 2012 compared to October 31, 2011 due to having less cash on hand to pay amounts owed to our vendors. In addition, we had a larger amount outstanding on our line-of-credit as of January 31, 2012 compared to October 31, 2011 due to funds we used to purchase feedstock and continue our operations. Our total long-term debt, net of current maturities, was lower at January 31, 2012 compared to October 31, 2011 due to payments we made on our long-term debt during our first quarter of 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and our line of credit with First Citizens Bank. As of January 31, 2012, we had cash and equivalents of approximately $171,000. In addition, the balance of our escrow account as of January 31, 2012 was approximately $380,000. The funds in our escrow account are used to pay our construction costs. On October 17, 2011, we secured a $4 million revolving line of credit with First Citizens to provide working capital for our operations. However, half of the $4 million principal amount of the line of credit is not available to us until we have commenced operations at the biodiesel production facility and are operating profitably. We anticipate using this line of credit for raw material purchases. As of January 31, 2012, we had approximately $859,000 outstanding on the line of credit and approximately $1,141,000 available to be drawn. Our ability to draw funds on the line of credit is limited by a borrowing base calculation. The borrowing base calculation takes into account a percentage of our accounts receivable, inventory and outstanding balance of the line of credit to determine whether we can draw funds on the line of credit. Therefore, the entire $4 million will not always be available to us.

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

We are in the process of seeking additional sources of liquidity, including raising additional capital through subordinated debt, a private offering or entering into a toll manufacturing agreement, as we do not believe our current cash reserves and the line-of-credit will be sufficient to fund all of operations for the next twelve months. Any additional financing could be subject to approval by our current lenders, which could limit our ability to obtain financing. As a result, we may not be able to obtain any additional financing that we may require.

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

As of January 31, 2012, we had approximately $5,898,000 outstanding pursuant to our OSM loan which accrued interest at a rate of 5% per year.

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

As of January 31, 2012, we had approximately $859,000 outstanding on the First Citizens line of credit which accrued interest at an annual rate of 6%. As of January 31, 2012, the maximum we were allowed to draw on the line of credit was $2 million based on the borrowing base calculation and the restriction in our loan agreement which prevents us from drawing in excess of $2 million until we had commenced operations and are operating profitably.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of January 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended January 31, 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Soy Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2012 and October 31, 2011, (ii) Condensed Statements of Operations for the three months ended January 31, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the three months ended January 31, 2012 and 2011, and (iv) the Notes to Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date:	March 21, 2012	/s/ Charles Sand
Charles Sand
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 21, 2012	/s/ Dallas Thompson
Dallas Thompson
Treasurer and Chief Financial Officer