Form 10-Q
period 2012-04-30
Soy Energy, LLC
filed 2012-07-06
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2012

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 6, 2012, we had 33,348 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
Condensed Balance Sheets

ASSETS	April 30, 2012	October 31, 2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$56,796	$662,946
Certificates of deposit	—	255,923
Accounts receivable	201,120	88,036
Accrued interest receivable	—	850
Inventories	3,249,044	3,602,931
Prepaid cost and other	213,542	60,746
Total current assets	3,720,502	4,671,432

Property, Plant and Equipment
Land and improvements	508,526	502,176
Buildings	4,332,952	3,278,738
Equipment	15,937,509	6,313,762
Accumulated depreciation	(571,474)	(24,955)
Total	20,207,513	10,069,721
Construction in progress	76,392	9,902,982
Net property, plant and equipment	20,283,905	19,972,703

Other Assets
Other	43,420	43,419
Assets held for sale	1,875,637	1,875,637
Escrow deposit	379,950	379,894
Debt service reserve	150,907	150,766
Debt issuance costs, net	—	135,530
Total other assets	2,449,914	2,585,246

Total Assets	$26,454,321	$27,229,381

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2012	October 31, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$1,954,744	$911,865
Accrued expenses	209,656	209,730
Line of credit	2,097,758	610,500
Current maturities of long-term debt	5,780,849	473,826
Total current liabilities	10,043,007	2,205,921

Long-Term Debt, Net of Current Maturities	770,000	5,577,058

Member contributions, 33,280 and 33,018 Units Issued and Outstanding, respectively	15,641,314	19,446,402

Total Liabilities and Members’ Equity	$26,454,321	$27,229,381

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statement of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$1,993,704	$—	$3,935,641	$—
Costs of Goods Sold	3,324,997	—	6,331,542	—
Gross Loss	(1,331,293)	—	(2,395,901)	—

Operating Expenses
General and administrative	570,621	180,817	1,024,956	336,121
Professional fees	145,108	85,750	276,929	162,647
Total operating expenses	715,729	266,567	1,301,885	498,768

Operating Loss	(2,047,022)	(266,567)	(3,697,786)	(498,768)

Other Income (Expense)
Interest income	103	17,777	966	37,511
Other income	144	285	1,537	4,701
Interest expense	(241,945)	—	(273,555)	—
Total other income (expense), net	(241,698)	18,062	(271,052)	42,212

Net Loss	$(2,288,720)	$(248,505)	$(3,968,838)	$(456,556)

Weighted Average Units Outstanding - Basic and Diluted	33,111	33,018	33,064	33,018

Net Loss Per Unit - Basic and Diluted	$(69.12)	$(7.53)	$(120.04)	$(13.83)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(3,968,838)	$(456,556)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	557,292	1,766
Write-off of loan costs	120,914	—
Loss on sale of assets held for sale	1,462	45,000
Noncash interest income	(197)	(5,130)
Changes in operating assets and liabilities:
Accounts receivable	(113,084)	—
Accrued interest receivable	850	(2,186)
Inventories	353,887	—
Prepaid costs and other	(152,797)	(110,780)
Accounts payable	773,924	30,519
Accrued expenses	(74)	4,042
Net cash used for operating activities	(2,426,661)	(493,325)

Cash Flows from Investing Activities
Capital expenditures	(585,533)	(164,397)
Proceeds from disposal of equipment	400	200,000
Payments for certificates of deposit	—	(770,282)
Proceeds from maturing certificates of deposit	255,923	—
Net cash used for investing activities	(329,210)	(734,679)

Cash Flows from Financing Activities
Proceeds from line-of-credit, net	1,487,258	—
Proceeds from long-term debt	770,000	—
Payments on long-term debt	(271,287)	(834)
Capital contributions	163,750	—
Net cash (used for) provided by financing activities	2,149,721	(834)

Net Decrease in Cash and Cash Equivalents	(606,150)	(1,228,838)

Cash and Cash Equivalents at Beginning of Period	662,946	6,352,955

Cash and Cash Equivalents at End of Period	$56,796	$5,124,117

Supplemental Cash Flow Information
Interest expense paid	$132,998	$—
Capitalized interest paid	81,910	150,823

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress in accounts payable	$—	$2,015,666
Property, plant and equipment in accounts payable	268,955	—
Assets held for sale reclassified to construction-in-progress	—	525,000
Prepaid costs reclassified to construction-in-progress	—	95,000
Amortization of loan fees, discounts and prepaid costs capitalized as construction-in-progress	5,318	68,536
Payment of construction-in-progress with escrow deposit	—	1,750,834
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2012 and the results of operations and cash flows for all periods present.

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

Revenue Recognition

The Company generally sells biodiesel and related products pursuant to marketing agreements. Revenues are recognized when the marketing company (the "customer") has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. In one instance, a customer has requested that we store biodiesel inventory purchased from us due to delays in receiving rail cars at our facility ("Bill and Hold" transactions or arrangements). We recognize revenue prior to shipment of Bill and Hold transactions when we have satisfied the applicable revenue recognition criteria, which include the point at which title and risk of ownership transfer to our customers. This customer has specifically requested in writing that we invoice for the finished product and hold the finished product until a later date. The Company does not retain any specific performance obligations, such that the earning process is not complete and ordered biodiesel is segregated from the Company's other inventory and not subject to fulfilling other orders.  There were no inventory amounts under Bill and Hold arrangements at April 30, 2012.

Accounts Receivable

In the normal course of business, the Company provides credit to its customers and evaluates the status of outstanding balances on a regular basis. Losses on accounts receivable are recorded on the direct charge-off method for income tax purposes and the reserve method for financial reporting purposes. At April 30, 2012, the Company considered all remaining accounts receivable to be fully collectible and an allowance for doubtful accounts was not considered necessary.

Inventory

Inventory consists of raw materials, work-in-progress and finished goods. Inventories are stated at the lower-of-cost, which is determined by the first-in, first-out method, or market.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

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

The Company capitalizes construction costs as construction-in-progress until the assets are placed in service. The Company had construction-in-progress of approximately $76,000 and $9,903,000 as of April 30, 2012 and October 31, 2011, respectively, relating to the Mason City, Iowa plant improvements.

Debt Issuance Costs

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using the effective interest rate method.

The Company had unamortized debt issuance costs of approximately $0 and $136,000 at April 30, 2012 and October 31, 2011, respectively. Accumulated amortization at April 30, 2012 and October 31, 2011 was approximately $158,000 and $23,000, respectively. Additionally, Company capitalized amortization of debt issuance costs as part of the construction-in-progress during the six months ended April 30, 2012 of approximately $5,000. As noted in Note 5, the Company wrote off the remaining debt issuance costs of approximately $121,000 as of April 30, 2012.

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

2.    GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. On January 1, 2012, the Company commenced operations and transitioned from a "development stage company" to an "operating company". The Company incurred losses of approximately $4.0 million for the six months ended April 30, 2012 and had previously incurred losses in fiscal 2011 and 2010 while it was in the development

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

stage. Additionally, the Company is out of compliance with certain provisions of the term loan agreements as described in Note 5, which also triggered a default on our line of credit. The Company is in the process of resolving the events of default and working to receive waivers for the violations. However, there is no assurance when or if any waiver or amendment will be provided by the lenders. As a result, the Company reclassified the term loans of approximately $5,292,000 as current. If the Company's lenders exercised their rights to accelerate the maturity of the debt outstanding, the Company would not have adequate available cash to repay the amounts currently outstanding. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has begun generating revenues and cash flows from operations since commencing operations in January. Although production levels are nearing the Company's targeted range and are consistent with initial stages of operation, the Company is not operating at full capacity. The Company's production runs are using corn oil as the main feedstock, which is believed to have significant cost advantages over soybean oil based production.

Management has raised money through the issuance of convertible subordinated notes and equity capital offerings, subject to certain conditions and lender approvals. The Company intends to continue raising additional funds through equity and convertible note offerings. The Company is in discussions with multiple parties for production tolling arrangements which will allow us to operate at a high rate without requiring a significant amount of cash to purchase biodiesel production feedstock. While the Company believes these measures will significantly improve the operating performance of the plant and provide additional working capital, there has not been sufficient time and execution of these measures to determine their impact and ultimate success.

3.    INVENTORIES

At April 30, 2012 and October 31, 2011, inventories are composed as follows:

	April 30, 2012	October 31, 2011*
Raw materials	$755,015	$1,691,724
Work-in-progress	47,463	200,000
Finished goods	2,446,566	1,711,207

	$3,249,044	$3,602,931

*Derived from audited financial statements.

4.    ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar land and equipment.

Amounts included in assets held for sale are as follows:

	April 30, 2012	October 31, 2011*
Land	$250,262	$250,262
Equipment	1,625,375	1,625,375
Total assets held for sale	$1,875,637	$1,875,637

* Derived from audited financial statements.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

5.    LONG-TERM DEBT

Term Loans
The Company has a term loan for $6,000,000 with a financial institution with a fixed rate of 5.0% until October 2016. The interest rate will then adjust to the greater of the five-year LIBOR swap rate plus 3.5% or 5.0%. The Company began making monthly payments of approximately $64,000, including interest in November 2011, which will continue until maturity in September 2021.

The Company has a non-interest bearing note with the same financial institution for $77,595 which will be due in full in September 2021. The carrying value of the loan is shown net of unamortized discount of $23,791 and $25,043 as of April 30, 2012 and October 31, 2011, respectively, and is calculated using a 5.0% market interest rate. The amortization of the debt discount is recognized as interest costs.

The term loans are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions, capital expenditures, and require minimum debt service coverage requirements. On June 22, 2012, the Company received a written notice of default (the “Notice”) from our lender dated June 21, 2012. The Notice provided that the Company was not in compliance with the two provisions of its term loan agreements related to the timely submission of financial information as well as properly naming its lender as an insured party.

The Company is working to obtain waivers from our lender related to the defaults under our loan agreement. However, since the Company has not received waivers for actual or future violations, the Company has classified approximately $5,292,000 of this debt as current and has written-off the related debt issuance costs to interest expense of approximately $121,000 as of April 30, 2012.

Convertible Subordinate Notes
The Company issued convertible subordinated notes with a fixed rate of 12.0%. The Company owes semiannual interest only payments beginning in May 2012 until the notes become due and payable in October 2017. The Company has the right to defer all interest payments until the notes are redeemed, converted, or mature. The Company deferred the May 2012 interest payments. The notes are convertible any time after October 31, 2015 and prior to the maturity date at a book value per unit rate. The notes may be redeemed by the Company any time after April 30, 2014 without penalty or premium. The Company's borrowings through the convertible subordinated notes include $360,000 from related parties. Subsequent to quarter end, the Company issued additional convertible subordinated notes with terms identical to the notes issued totaling $218,000.

Amounts included in long-term debt are as follows:

	April 30, 2012	October 31, 2010*
Term loan	$5,727,045	$5,998,332
Term loan	53,804	52,552
Subordinated debt	770,000	—
Total long-term debt	6,550,849	6,050,884
Less current maturities	5,780,849	473,826
	$770,000	$5,577,058

* Derived from audited financial statements.

The estimated maturities of long-term debt, net of unamortized discount, at April 30, 2012 are as follows:

2013	5,780,849
2014	—
2015	—
2016	—
2017	770,000
Total	$6,550,849

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

6.    LINE OF CREDIT

At April 30, 2012, the Company has available a $2,500,000 line of credit from a financial institution, subject to borrowing base limitations, maturing on October 31, 2012, and bearing a variable rate of interest equal to the greater of the Wall Street Journal Prime Rate plus 1.00% or 6.00%. The line of credit advances will be increased to $4,000,000 once the Company is fully operational and profitable, as defined by the financial institution. The Company owed $2,097,758 and $610,500 on the line of credit at April 30, 2012 and October 31, 2011, respectively. The line of credit is secured by a real estate mortgage on the Company's Marcus, Iowa property and a first lien on the Company's accounts receivable, inventory, including prepaid deposits for the purchase of inventory, deposit and hedging accounts and assets held for sale. The line of credit is secured by various covenants. As described in Note 5, the Company was in default on the term loans at April 30, 2012, which triggered a default on the line of credit. The Company is currently seeking a waiver of events of default under the line of credit in connection with the term loans.

7.    COMMITMENTS AND CONTINGENCIES

Construction Agreement

On August 11, 2010, the Company entered into a construction agreement with an unrelated party (contractor) for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feedstocks. The Guaranteed Maximum Price of the project is $8,000,000. The contract was complete pending final approval at April 30, 2012. The Company had incurred $8,000,000 on this contract at April 30, 2012 and October 31, 2011 which was included in construction-in-progress at October 31, 2011. The plant was put into service in January 2012. The retaintage payable related to this contract approximates $374,000 at April 30, 2012 and October 31, 2011 and is included in accounts payable in the balance sheet.

Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management's view of outcomes will change in the near term.

In May 2012, a subcontractor of the general contractor that performed the conversion to allow corn oil processing filed a mechanics lien against the Company seeking payment of retainage amounts as well as other costs beyond the scope of the original contract. The Company disputes the additional work performed and is seeking to have the lien removed.

Marketing Agreement

On August 12, 2010, the Company entered into a marketing agreement with an unrelated party whereby the marketer would sell and market all of the biodiesel produced by the Company. The agreement commenced on the effective date, August 12, 2010, and has a term of two years from the date when the Company first delivers biodiesel pursuant to the marketing agreement with options to renew for additional terms. This agreement may also be terminated by mutual consent of both parties.

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

8. MEMBERS' EQUITY

During the second quarter 2012, the Company issued 262 units at a price of $625 per unit, which resulted in total proceeds of $163,750. Subsequent to quarter end, the Company issued 68 units at a price off $625 per unit, which resulted in total proceeds of $42,500.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2012

9. SUBSEQUENT EVENT

In May 2012, a chemical tank ruptured causing the plant to shut down while repairs were being made.  The Company has insurance that covers the majority of the damages incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2012. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2011. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

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

Overview

Soy Energy, LLC (referred to herein as "Soy Energy" the "Company" "us" or "we") is an Iowa limited liability company which only recently commenced operations. Soy Energy sold its first batch of biodiesel in January 2012 and sold its first batch of corn stillage oil based biodiesel in March 2012. Our facility is not currently operating at full capacity. We were organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State on December 15, 2005.

On May 15, 2012, a methanol storage tank rupture occurred at our biodiesel production facility. Following the tank rupture, the biodiesel production facility was evacuated. None of our employees were injured. Following the incident, the biodiesel production facility was inspected by an independent third party. The independent third party generated a report which was shared with our insurance company and OSHA. Management anticipates that the damage which was caused by the methanol tank rupture will be repaired using funds from our insurance company. We recently restarted the biodiesel production facility after the methanol tank rupture. During the time that the biodiesel production facility was down following the methanol tank rupture, we performed other plant maintenance and upgrades which has allowed us to improve our biodiesel production facility's efficiency. The biodiesel production facility is currently operating, however, we continue to experience plant down-time as we work to bring the biodiesel production facility into full production.

On June 22, 2012, we received a written notice of default (the "Notice"), dated June 21, 2012, from OSM-REO FF, LLC

("OSM") our primary lender. Our loan agreement with OSM contains various covenants and restrictions with which we are obligated to comply. The loan agreement is secured by a mortgage and security interest granted by the Company in favor of OSM in substantially all of our real property and personal property, with the exception of the real property owned by the Company which is located in Marcus, Iowa and certain other assets which secure our line of credit.

The Notice provided that we are in default pursuant to Section 7.01(f) of the loan agreement due to the fact that we failed to procure a Lender's Loss Payable Endorsement in favor of OSM. We are also in default pursuant to Section 7.01(e) of the loan agreement due to our failure to deliver unaudited financial statements as required by Section 5.01(b) of the Loan Agreement.

OSM requested that the Company immediately cure each of the events of default which have occurred pursuant to the loan agreement. The Notice advises, and the loan agreement provides, that upon the occurrence of an event of default, OSM may exercise a variety of remedies afforded to OSM under the loan agreement or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the loan agreement and all accrued but unpaid interest thereon. Further, according to the loan agreement, OSM may, during an event of default and in accordance with applicable law, foreclose its mortgage on the Company's real property and its security interest in the Company’s personal property and exercise any other remedies provided therein.

We are working to obtain waivers from OSM related to the defaults under our loan agreement. However, since we have not received waivers for these actual or future violations, we have classified approximately $5,292,000 of our long-term debt as current and have written-off the related debt issuance costs of approximately $121,000 as of April 30, 2012. Further, due to the fact that it is a default under our line of credit if we are in default of our OSM loans, we have an event of default under our line of credit. Management is in the process of securing a waiver of this default under our line of credit.

Management is in the process of negotiating a biodiesel toll manufacturing agreement. The purpose of this type of arrangement is to allow us to operate the biodiesel production facility at a high rate without requiring a significant amount of cash to purchase biodiesel production feedstock. Management is in discussions with various toll manufacturing counter-parties. No definitive agreement has been reached but management anticipates that such an agreement will be in place during our third quarter of 2012.

The problems that we have experienced in commencing operations at our biodiesel production facility and liquidity issues we face raise concerns about our ability to continue as a going concern. We are working to raise additional debt and equity capital for our operations and we are exploring alternative biodiesel production agreements which would limit the amount of liquid assets we require to operate the biodiesel production facility. However, we continue to struggle with our liquidity which has limited our ability to operate the biodiesel production facility at or near full capacity. Further, due to our tank rupture and other obstacles, we are not currently able to operate at full capacity and we have experienced plant down-time which has impacted our liquidity.

Results of Operations for the Fiscal Quarters Ended April 30, 2012 and 2011

The following table shows the results of our operations for the fiscal quarters ended April 30, 2012 and 2011:

	Fiscal Quarter Ended	Fiscal Quarter Ended
Statement of Operations Data	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)
Revenues	$1,993,704	$—
Cost of Goods Sold Including Preproduction Costs	3,324,997	—
Gross Loss	(1,331,293)	—
Operating Expenses	715,729	266,567
Operating Loss	(2,047,022)	(266,567)
Other Income (Expense)	(241,698)	18,062
Net Loss	$(2,288,720)	$(248,505)

We had approximately $2.0 million in revenue for our second fiscal quarter of 2012 related to sales of biodiesel and its related co-products. We did not have any revenue during the comparable period of 2011 as we had not yet completed the renovation of the Mason City biodiesel production facility. During our second fiscal quarter of 2012, we produced biodiesel for sale in the market using primarily corn oil as the biodiesel production feedstock. We had approximately $3.3 million in cost of goods sold during our second fiscal quarter of 2012 related to purchases of feedstock inventory and other raw materials necessary for the biodiesel production process. We did not have any cost of goods sold during the second quarter of 2011 because we had not yet started production at the biodiesel production facility at that time. Our cost of goods sold exceeded our revenue in the quarter primarily due to operating below the capacity of the plant.

Our operating expenses were higher during our second quarter of 2012 compared to the same period of 2011 due to the fact that we were operating the biodiesel production facility during 2012 which resulted in more staff and greater costs associated with operating our business. We also had increased professional fees during our second quarter of 2012 compared to the same period of 2011 due to various professional fees related to the operation of the biodiesel production facility.

We had significantly less interest income during our second quarter of 2012 compared to the same period of 2011 due to having less cash on hand during the 2012 period. We used much of our cash during our 2011 fiscal year to complete the renovations to the Mason City biodiesel production facility which resulted in less cash on hand during our second quarter of 2012. We had interest expense during our second quarter of 2012 since we completed construction of the biodiesel production facility and therefore we are no longer capitalizing interest related to our credit facilities. Further, we were drawing funds on our revolving line of credit during our second quarter of 2012 which resulted in interest expense. We did not have a line of credit during our second quarter of 2011. We also wrote off debt issuance costs of approximately $121,000 when we reclassified our term loans to current liabilities.

Management is in the process of continuing to fine tune the operation of the biodiesel production facility. Management is evaluating its options regarding production of biodiesel and is considering entering into toll manufacturing or other types of arrangements which would allow us to continue to operate the biodiesel production facility at full capacity without incurring the significant capital associated with purchasing feedstock. In addition, due to the fact that the production facility has only recently become operational, we are continuing to find efficiencies in the operation of the biodiesel production facility. Management anticipates that this process will continue for a period of time as is usual for this type of manufacturing facility.

Results of Operations for the Six Months Ended April 30, 2012 and 2011.

The following table shows the results of our operations for the fiscal quarters ended April 30, 2012 and 2011:

	Six Months Ended	Six Months Ended
Statement of Operations Data	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)
Revenues	$3,935,641	$—
Cost of Goods Sold Including Preproduction Costs	6,331,542	—
Gross Loss	(2,395,901)	—
Operating Expenses	1,301,885	498,768
Operating Loss	(3,697,786)	(498,768)
Other Income (Expense)	(271,052)	42,212
Net Loss	$(3,968,838)	$(456,556)

We had revenue of approximately $3.9 million for our first six months of 2012. We had no revenue during the comparable period of 2011 because our biodiesel production facility was not yet operational. We have continued to increase our biodiesel production capacity as we have worked to bring our facility online and find efficiencies in operating the biodiesel production facility. We had nearly $6.3 million in cost of goods sold during our first six months of 2012. We had no cost of goods sold during the first six months of our 2011 fiscal year as we had not yet started operating the biodiesel production facility during that time. Our cost of goods sold exceeded our revenue in the quarter primarily due to operating below the capacity of the plant.

Our general and administrative expenses were higher during our first six months of 2012 as we operated the biodiesel production facility during that time which required more employees and expenses related to operating our business. We had more professional fee expenses during our first six months of 2012 due to various professional fees related to the operation of the biodiesel production facility.

We had less interest income during our first six months of 2012 compared to the same period of 2011 due to having less cash on hand during the 2012 period. We had interest expense during our first six months of 2012 since we completed construction of the biodiesel production facility and therefore we are no longer capitalizing interest related to our credit facilities. Further, we were drawing funds on our revolving line of credit during 2012 which resulted in interest expense. We did not have a line of credit during the same period in 2011. We also wrote off debt issuance costs of approximately $121,000 when we reclassified our term loans to current liabilities.

Changes in Financial Condition at April 30, 2012 Compared to October 31, 2011

The table below shows the changes in our financial condition during the six months ended April 30, 2012.

ASSETS	April 30, 2012	October 31, 2011*
	(Unaudited)
Current Assets	$3,720,502	$4,671,432
Net Property, Plant and Equipment	20,283,905	19,972,703
Other Assets	2,449,914	2,585,246
Total Assets	$26,454,321	$27,229,381

LIABILITIES
Current Liabilities	$10,043,007	$2,205,921
Long-Term Debt Net of Current Maturities	770,000	5,577,058
Members' Equity	15,641,314	19,446,402
Total Liabilities and Members' Equity	$26,454,321	$27,229,381
* Derived from audited financial statements.

Our cash and equivalents were lower as of April 30, 2012 compared to October 31, 2011 due to our continuing efforts to bring the biodiesel production facility to full operating capacity. We also converted our certificates of deposit to cash during our first fiscal quarter of 2012. Our accounts receivable was higher at April 30, 2012 compared to October 31, 2011 due to biodiesel sales we made prior to the end of our second quarter of 2012. The value of our inventory was lower at April 30, 2012 compared to October 31, 2011 due to having less raw materials on hand, partially offset with higher finished goods. We had more prepaid costs at April 30, 2012 compared to October 31, 2011 due to deposits made for anticipated purchases.

Property, plant and equipment increased at April 30, 2012 compared to October 31, 2011 due to the fact that we completed our construction in progress and we incurred further construction which increased the amounts of these assets as of April 30, 2012.

We had more accounts payable as of April 30, 2012 compared to October 31, 2011 due to having less cash on hand to pay amounts owed to our vendors. In addition, we had a larger amount outstanding on our line of credit as of April 30, 2012 compared to October 31, 2011 due to funds we used to purchase feedstock and continue our operations. Our total long-term debt, net of current maturities, was higher at April 30, 2012 compared to October 31, 2011 due to issuing long-term subordinated debt to investors in a private offering.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents we have on hand and amounts we can draw on our line of credit with First Citizens National Bank as well as recently raised funds from the sale of our units and issuance of subordinated debt. As of April 30, 2012, we had cash and equivalents of approximately $57,000. In addition, the balance of our escrow account as of April 30, 2012 was approximately $380,000. The funds in our escrow account are used to pay our construction costs. In addition, as of April 30, 2012, we had $402,000 available to be drawn on our line of credit, subject to borrowing base limitations. Once the plant is fully operational and profitable First Citizens will open the line of credit to the full $4,000,000, allowing us to borrow an additional $1,500,000 when needed. We expect to spend the next 12 months commencing operations at the Mason City biodiesel production facility and producing biodiesel and its co-products.

Management is evaluating potential capital expenditures designed to improve the efficiency of the biodiesel production facility. No specific timetable has been established for any such capital expenditures and management has not made any definitive plans regarding these potential capital expenditures. However, management continues to work to identify improvements that can be made to the biodiesel production facility which will allow us to consistently operate at full capacity and improve our operating efficiencies. We may require additional equity or debt capital in order complete any future capital projects.

Concerns have been raised regarding our ability to continue as a going concern, especially in light of the recent difficulties we have had operating the biodiesel production facility and the default notice we received from our primary lender, OSM. These factors may continue to negatively impact our liquidity. In order to address our current liquidity constraints, management is in the process of negotiating a toll manufacturing agreement which is expected to decrease the amount of cash we require to operate the biodiesel production facility. A toll manufacturing agreement will allow us to operate the biodiesel production facility without incurring the significant up front cost of purchasing feedstock and other raw materials for the biodiesel production process. Further, management anticipates continuing to try to raise additional equity and debt capital in order to provide additional cash for our operations. Management is also working on improving the efficiency of our biodiesel production facility in order to attempt to increase our operating margins and profitability. Finally, management is working with our lenders in order to receive waivers of our recent loan agreement defaults.

The following table shows our cash flows for the six months ended April 30, 2012 and 2011

	Six Months Ended	Six Months Ended
	April 30, 2012	April 30, 2011
Net cash used for operating activities	$(2,426,661)	$(493,325)
Net cash used for investing activities	(329,210)	(734,679)
Net cash provided by (used for) financing activities	2,149,721	(834)
Cash beginning of period	662,946	6,352,955
Cash end of period	$56,796	$5,124,117

Cash Flow from Operating Activities

Our operating activities used more cash during the six months ended April 30, 2012 compared to the same period of 2011, primarily due to losses we experienced during the 2012 period. We were commencing operations at the biodiesel production facility which resulted in a significantly higher net loss during the 2012 period compared to the 2011 period. In 2012, we have hired most of the operating personnel that we will need, but we are not operating at full capacity, which increased our losses.

Cash Flow from Investing Activities

Our investing activities used less cash during the six months ended April 30, 2012 compared to the same period of 2011. We used more cash for capital expenditures during the 2012 period compared to the 2011 period. These capital expenditures were related to capital improvements we have been making to our biodiesel production facility. In 2011, we had purchased certificates of deposit to hold cash that was not yet needed. In 2012, we used the proceeds from the certificates of deposit to pay for capital expenditures.

Cash Flow from Financing Activities

We received cash from our line of credit during the six months ended April 30, 2012 which we used to finance operations at the biodiesel production facility. These funds were primarily used for purchases of biodiesel feedstock and other raw materials necessary to produce biodiesel and its co-products. In addition, we received additional capital through subordinated debt and a private offering which we commenced during our second quarter of 2012. We started making payments on our OSM long-term debt in November 2011.

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

The Company was not out of compliance at April 30, 2012 with any covenants, but anticipates being out of compliance with one or more covenants within the next year without improved performance or amendments to our covenants. As discussed above, OSM sent us a notice of default with respect to this loan on June 21, 2012. We are seeking to resolve the events of default and obtain a waiver from OSM. We have reclassified the debt to current since OSM has the right to accelerate our loans.

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

As of April 30, 2012, we had approximately $5.8 million outstanding pursuant to our OSM loan which accrued interest at a rate of 5% per year.

In addition to our OSM loan, on October 17, 2011, we executed a new $4 million operating line of credit with First Citizens. We anticipate using these funds to purchase raw materials to operate the biodiesel production facility. The maturity date of this line of credit is October 31, 2012. The line of credit accrues interest at the greater of the Wall Street Journal prime rate plus 1% or a fixed rate of 6%. Our ability to draw funds on the line of credit is subject to a borrowing base calculation. The borrowing base calculation adds (i) 75% of our accounts receivable of 0-30 days and 50% of our accounts receivable of 31-45 days; plus (ii) 70% of our finished biodiesel inventory, 50% of our feedstock inventory and 50% of our chemical inventory; minus (iii) the amount that is currently outstanding on the line of credit. This calculation determines the amount of funds that we can draw on the line of credit subject to a $4 million cap. First Citizens has allowed us to borrow up to $2.5 million on the line of credit until we have commenced operations and the biodiesel production facility is operating profitably. This is based on an oral agreement with First Citizens which is different from our line of credit agreement. If we experience an event of default under our OSM credit agreement, First Citizens can declare a default under the line of credit.

As of April 30, 2012, we had approximately $2.1 million outstanding on the First Citizens line of credit which accrued interest at an annual rate of 6%. As of April 30, 2012, the maximum we were allowed to draw on the line of credit was $2.5 million based on the borrowing base calculation and the restriction in our loan agreement which prevents us from drawing in excess of $2.5 million until we had commenced operations and are operating profitably.

In addition, we raised $770,000 through the private sale of subordinated unsecured debt securities during our second quarter of 2012. We used the capital we raised through these debt securities to continue the development and startup of our biodiesel production facility. After April 30, 2012, we raised an additional $218,000 through subordinated loans.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer, Jeff Oestmann, and principal financial officer, Steve Nath, have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of April 30, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended April 30, 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2012, April 18, 2012 and April 26, 2012, we sold a total of 262 membership units in exchange for an aggregate offering price of $163,750. The sale of membership units was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities. The acquirers of our membership units made representations to us regarding their status as accredited investors as defined in Regulation D, or as investors with such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment (alone or with a purchaser representative), and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends will be affixed to unit certificates and instruments issued in such transactions. All acquirers were provided a private placement memorandum concerning the Company and the offering.

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
101
The following financial information from Soy Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2012 and October 31, 2011, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the six months ended April 30, 2012 and 2011, and (iv) the Notes to Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date:	July 6, 2012	/s/ Jeff Oestmann
Jeff Oestmann
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 6, 2012	/s/ Steve Nath
Steve Nath
Chief Financial Officer
(Principal Financial Officer)