Form 10-Q
period 2012-07-31
Soy Energy, LLC
filed 2012-10-09
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2012

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 8, 2012, we had 33,348 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
Condensed Balance Sheets

ASSETS	July 31, 2012	October 31, 2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$111,399	$662,946
Certificates of deposit	—	255,923
Accounts receivable	389,264	88,036
Accrued interest receivable	—	850
Inventories	2,735,894	3,602,931
Prepaid cost and other	22,469	60,746
Total current assets	3,259,026	4,671,432

Property, Plant and Equipment
Land and improvements	508,526	502,176
Buildings	4,332,952	3,278,738
Equipment	16,028,797	6,313,762
Accumulated depreciation	(994,940)	(24,955)
Total	19,875,335	10,069,721
Construction in progress	—	9,902,982
Net property, plant and equipment	19,875,335	19,972,703

Other Assets
Other	10,854	43,419
Assets held for sale	1,875,637	1,875,637
Escrow deposit	379,961	379,894
Debt service reserve	150,964	150,766
Debt issuance costs, net	—	135,530
Total other assets	2,417,416	2,585,246

Total Assets	$25,551,777	$27,229,381

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2012	October 31, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$3,175,240	$911,865
Accrued expenses	279,063	209,730
Line of credit	1,698,109	610,500
Note payable	250,000	—
Current maturities of long-term debt	5,663,185	473,826
Total current liabilities	11,065,597	2,205,921

Long-Term Debt, Net of Current Maturities	1,048,111	5,577,058

Member contributions, 33,348 and 33,018 Units Issued and Outstanding, respectively	13,438,069	19,446,402

Total Liabilities and Members’ Equity	$25,551,777	$27,229,381

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statement of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$3,347,738	$—	$7,283,379	$—
Costs of Goods Sold	4,759,507	—	11,091,049	—
Gross Loss	(1,411,769)	—	(3,807,670)	—

Operating Expenses
General and administrative	489,248	271,591	1,514,204	607,712
Professional fees	208,783	64,971	485,712	227,618
Impairment	—	175,743	—	175,743
Total operating expenses	698,031	512,305	1,999,916	1,011,073

Operating Loss	(2,109,800)	(512,305)	(5,807,586)	(1,011,073)

Other Income (Expense)
Interest income	104	6,265	1,070	43,776
Other income	726	1,072	2,263	5,773
Interest expense	(136,775)	—	(410,330)	—
Total other income (expense), net	(135,945)	7,337	(406,997)	49,549

Net Loss	$(2,245,745)	$(504,968)	$(6,214,583)	$(961,524)

Weighted Average Units Outstanding - Basic and Diluted	33,330	33,018	33,153	33,018

Net Loss Per Unit - Basic and Diluted	$(67.38)	$(15.29)	$(187.45)	$(29.12)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(6,214,583)	$(961,524)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	981,384	12,330
Write-off of loan costs	120,914	—
Loss on sale of assets held for sale	1,462	45,000
Noncash interest income	(265)	(5,708)
Impairment of long-lived assets	—	175,743
Accrued interest added to long-term debt	10,111	—
Changes in operating assets and liabilities:
Accounts receivable	(268,663)	—
Accrued interest receivable	850	1,569
Inventories	867,037	(15,292)
Prepaid costs and other	38,277	(146,822)
Accounts payable	2,027,304	81,622
Accrued expenses	69,333	72,848
Net cash used for operating activities	(2,366,839)	(740,234)

Cash Flows from Investing Activities
Capital expenditures	(633,313)	(323,836)
Proceeds from disposal of equipment	400	200,000
Payments for certificates of deposit	—	(774,820)
Proceeds from maturing certificates of deposit	255,923	255,722
Net cash used for investing activities	(376,990)	(642,934)

Cash Flows from Financing Activities
Proceeds from line-of-credit, net	1,087,609	—
Proceeds from note payable	250,000	—
Proceeds from long-term debt	1,038,000	—
Payments on long-term debt	(389,577)	(1,668)
Capital contributions	206,250	—
Net cash (used for) provided by financing activities	2,192,282	(1,668)

Net Decrease in Cash and Cash Equivalents	(551,547)	(1,384,836)

Cash and Cash Equivalents at Beginning of Period	662,946	6,352,955

Cash and Cash Equivalents at End of Period	$111,399	$4,968,119

Supplemental Cash Flow Information
Interest expense paid	$239,106	$—
Capitalized interest paid	81,910	227,472

Supplemental Schedule of Noncash Investing and Financing Activities
Construction-in-progress in accounts payable	$—	$818,744
Property, plant and equipment in accounts payable	236,071	10,119
Assets held for sale reclassified to construction-in-progress	—	529,000
Prepaid costs reclassified to construction-in-progress	—	95,000
Amortization of loan fees, discounts and prepaid costs capitalized as construction-in-progress	5,318	102,910
Accrued interest added to long-term debt	10,111	—
Payment of construction-in-progress with escrow deposit	—	5,630,037
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

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

In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of July 31, 2012 and the results of operations and cash flows for all periods present.

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

Accounts Receivable

In the normal course of business, the Company provides credit to its customers and evaluates the status of outstanding balances on a regular basis. At July 31, 2012, the Company considered all remaining accounts receivable to be fully collectible and an allowance for doubtful accounts was not considered necessary.

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

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

Description	Minimum Years	Maximum Years
Land improvements	20	39
Buildings	7	39
Equipment	2	20

Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property and equipment accounts and depreciated as discussed above.

The Company capitalizes construction costs as construction-in-progress until the assets are placed in service. The Company had construction-in-progress of approximately $0 and $9,903,000 as of July 31, 2012 and October 31, 2011, respectively, relating to the Mason City, Iowa plant improvements.

Debt Issuance Costs

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using the effective interest rate method.

As noted in Note 5, the Company wrote off the remaining debt issuance costs of approximately $121,000 as of April 30, 2012. Additionally, Company capitalized amortization of debt issuance costs as part of the construction-in-progress during the nine months ended July 31, 2012 of approximately $5,000.

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

2.    GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. On January 1, 2012, the Company commenced operations and transitioned from a "development stage company" to an "operating company". The Company incurred losses of approximately $6,200,000 for the nine months ended July 31, 2012 and had previously incurred losses in fiscal 2011 and 2010 while it was in the development stage. Additionally, the Company is out of compliance with certain provisions of the term loan agreement as described in Note 5, which also triggered a default on our line-of-credit. The Company is in the process of resolving the events of default and working to receive waivers for the violations. However, there is no assurance when or if any waiver or amendment will be provided by the lenders. As a result, the Company reclassified the term loans of approximately $5,168,000 as current. If the Company's lenders exercised their rights to accelerate the maturity of the debt outstanding, the Company would not have adequate available cash to repay the amounts currently outstanding. These factors raise substantial doubt about the Company's ability to continue as a going concern.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

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

Management has raised money through the issuance of convertible subordinated notes and equity capital offerings, subject to certain conditions and lender approvals. The Company intends to continue raising additional funds through equity and convertible note offerings. On August 16, 2012, the Company entered into a production tolling arrangement with an unrelated party which will allow us to operate at a high rate without requiring a significant amount of cash and working capital to purchase biodiesel production feedstock. While the Company believes these measures will significantly improve the operating performance of the plant and provide additional working capital, there has not been sufficient time and execution of these measures to determine their impact and ultimate success.

3.    INVENTORIES

At July 31, 2012 and October 31, 2011, inventories are composed as follows:

	July 31, 2012	October 31, 2011*
Raw materials	$377,654	$1,691,724
Work-in-progress	360,278	200,000
Finished goods	1,997,962	1,711,207

	$2,735,894	$3,602,931

*Derived from audited financial statements.

4.    ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar assets.

Amounts included in assets held for sale are as follows:

	July 31, 2012	October 31, 2011*
Land	$250,262	$250,262
Equipment	1,625,375	1,625,375
Total assets held for sale	$1,875,637	$1,875,637

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

The Company has a non-interest bearing note with the same financial institution for $77,595 which will be due in full in September 2021. The carrying value of the loan is shown net of unamortized discount of $23,165 and $25,043 as of July 31, 2012 and October 31, 2011, respectively, and is calculated using a 5.0% market interest rate. The amortization of the debt discount is recognized as interest costs.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

The term loans are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions, capital expenditures, and require minimum debt service coverage requirements. In June and July 2012, the Company received written notices of default (the "Notices") from our lender. The Notices provided that the Company was not in compliance with the provisions of its term loan agreements related to properly naming its lender as an insured party, delivery of fully executed copies of subordinated intercreditor agreements satisfactory to the lender prior to obtaining any subordinated loan, allowing mechanics liens to be filed against the property and untimely submission of monthly financial information. Additionally, the Company is not in compliance with its Debt to Equity ratio loan covenant at July 31, 2012.

The Company is working to obtain waivers from our lender related to the defaults under our loan agreement. However, since the Company has not received waivers for actual or future violations, the Company has classified approximately $5,168,000 of this debt as current and has written-off the related debt issuance costs to interest expense of approximately $121,000 as of April 30, 2012.

Convertible Subordinate Notes

The Company issued convertible subordinated notes with a fixed rate of 12.0%. The Company owes semiannual interest only payments beginning in May 2012 until the notes become due and payable in October 2017. The Company has the right to defer all interest payments until the notes are redeemed, converted, or mature. Accrued interest on the notes totaled approximately $30,000 as of July 31, 2012. The notes are convertible any time after October 31, 2015 and prior to the maturity date at a book value per unit rate. The notes may be redeemed by the Company any time after April 30, 2014 without penalty or premium. The Company's borrowings through the convertible subordinated notes include $368,466 from related parties.

Amounts included in long-term debt are as follows:

	July 31, 2012	October 31, 2011*
Term loan	$5,608,755	$5,998,332
Term loan	54,430	52,552
Subordinated debt	1,048,111	—
Total long-term debt	6,711,296	6,050,884
Less current maturities	5,663,185	473,826
	$1,048,111	$5,577,058

* Derived from audited financial statements.

The estimated maturities of long-term debt, net of unamortized discount, at July 31, 2012 are as follows:

2013	5,663,185
2014	—
2015	—
2016	—
2017	1,048,111
Total	$6,711,296

6.    LINE OF CREDIT

At July 31, 2012, the Company has available a $2,500,000 line of credit from a financial institution, subject to borrowing base limitations, maturing on October 31, 2012, and bearing a variable rate of interest equal to the greater of the Wall Street Journal Prime Rate plus 1.00% or 6.00%. The Company owed $1,698,109 and $610,500 on the line of credit at July 31, 2012 and October 31, 2011, respectively. The line of credit is secured by a real estate mortgage on the Company's Marcus, Iowa property and a first lien on the Company's accounts receivable, inventory, including prepaid deposits for the purchase of inventory, deposit and hedging accounts and assets held for sale. The line of credit is secured by various covenants. As described in Note 5, the Company was in default on the term loans at July 31, 2012, which triggered a default on the line of credit. On August 29, 2012, the Company repaid the balance of its line-of-credit from cash received from the sale of inventory and was subsequently terminated.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

7.    NOTE PAYABLE

The Company has a note payable for $250,000 with a financial institution bearing interest at 4.5%, maturing on July 30, 2013. The note is secured by a real estate mortgage on the Company's Marcus, Iowa property and guaranteed by certain Company unit holders, both of whom are members of the board, one of whom is the chairman.

8.    COMMITMENTS AND CONTINGENCIES

Construction Agreement

On August 11, 2010, the Company entered into a construction agreement with an unrelated party (contractor) for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feedstocks. The Guaranteed Maximum Price of the project is $8,000,000. The contract was complete pending final approval at July 31, 2012. The Company had incurred $8,000,000 on this contract at July 31, 2012 and October 31, 2011 which was included in construction-in-progress at October 31, 2011. The plant was put into service in January 2012. The retaintage payable related to this contract approximates $374,000 at July 31, 2012 and October 31, 2011 and is included in accounts payable in the balance sheet. Payables related to construction are approximately $1,179,000 at July 31, 2012.

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

In May and August 2012, a subcontractor of the general contractor that performed the conversion to allow corn oil processing and maintenance of the plant filed mechanics liens and a lawsuit to foreclose on the mechanics liens against the Company seeking payment of retainage amounts as well as other costs beyond the scope of the original contract totaling approximately $847,000. As of July 31, 2012, the Company has accrued approximately $847,000 related to the subcontractors claim.

Marketing Agreement

On August 12, 2010, the Company entered into a marketing agreement with an unrelated party whereby the marketer would sell and market all of the biodiesel produced by the Company. The agreement commenced on the effective date, August 12, 2010, and has an initial term of two years from the date when the Company first delivered biodiesel pursuant to the marketing agreement with options to renew for additional terms. The Company plans to terminate in December 2013.

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

9. MEMBERS' EQUITY

During the nine months ended July 31, 2012, the Company issued 330 units at a price of $625 per unit, which resulted in total proceeds of $206,250.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2012

10. SUBSEQUENT EVENT

On August 16, 2012, the Company entered into a tolling agreement with an unrelated party. The agreement provides for the unrelated party to be the exclusive supplier of feedstock processed at the Company's facility as well as the primary buyer. The agreement runs through December 31, 2013 and renews for successive one year terms thereafter unless written notice is given by either party at least 30 days prior to expiration. The agreement provides for specified operating performance as well as variability to changing commodity prices. The Company's revenue from the agreement will be based on a processing fee subject to the production of the plant during a given time period. Processing fees are earned based on terms as defined within the tolling agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2012. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2011. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

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

•	Our ability to maintain compliance with the terms of our loan agreement;

•	Our liability from litigation, including the foreclosure lawsuit that has been filed;

•	Our ability to profitably operate the biodiesel production facility pursuant to the Bunge toll manufacturing agreement;

•	Overcapacity within the biodiesel industry;

•	Our ability to successfully operate the biodiesel production facility and profitably produce biodiesel;

•	Changes in our business strategy, capital improvements or development plans;

•	Availability and costs of feedstock;

•	Actual biodiesel and co-product production varying from expectations;

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

Soy Energy restarted operations in 2011 by retrofitting a biodiesel production facility that was previously in bankruptcy in order to allow it to process multiple types of feedstock to produce biodiesel. We primarily use corn oil as the feedstock to produce ASTM standard biodiesel but we have the ability to use various other types of biodiesel production feedstock. We are one of a very few biodiesel production facilities that are able to operate on 100% corn stillage oil, which is a product produced by various ethanol manufacturers. Our flexible pretreatment ability allows us to use a broad range of feedstock to produce biodiesel. Due to our location near several ethanol producers, we believe our location allows us to secure sufficient corn stillage oil to operate the biodiesel production facility and that corn stillage oil represents our most favorable biodiesel production feedstock.

On September 14, 2012, the EPA issued the volume requirement under the Federal Renewable Fuels Standard ("RFS") for biomass based diesel, which is the biodiesel use requirement in the RFS. The EPA increased the biodiesel use requirement from the 2012 use requirement of 1 billion gallons to 1.28 billion gallons per year for 2013. This increase in the biomass based diesel volume requirement may increase biodiesel demand in 2013 which may positively impact our ability to profitably operate the biodiesel production facility. Further, biodiesel qualifies as an Advanced Biofuel under the RFS. An Advanced Biofuel must reduce carbon output by at least 50% compared to petroleum diesel. Due to our ability to produce biodiesel using corn stillage oil, our biodiesel production facility has an exceptionally low carbon footprint. In addition to the increased RFS requirement for biodiesel, more Original Equipment Manufacturers ("OEM") have approved biodiesel blends to be used in their engines which has expanded the acceptance of biodiesel by these OEMs and may lead to increased biodiesel demand.

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

On August 21, 2012 we were served with a foreclosure lawsuit by Wolin & Associates, Inc. ("Wolin") which seeks to foreclose two mechanics liens it filed against the Mason City biodiesel production facility. The total amount of these mechanics liens is approximately $847,000. Management has answered Wolin's claims in the foreclosure lawsuit. Management anticipates that our lenders will join in the foreclosure lawsuit if we are unable to reach an agreement with Wolin. If we are unable to successfully resolve the foreclosure lawsuit, we may lose our interest in the Mason City biodiesel production facility which could reduce or eliminate the value of our units.

Effective August 16, 2012, we executed a Feedstock and Biodiesel Sale and Service Agreement with Bunge North America, Inc. ("Bunge") that allows us to produce biodiesel from feedstock provided and owned by Bunge. Terms of the agreement call for Bunge to be the exclusive feedstock supplier to our Mason City facility. Bunge agreed to provide a processing fee to us in exchange for the biodiesel production pursuant to the agreement. The initial term of the agreement ends on December 31, 2013, unless the agreement is terminated pursuant to the terms of the agreement. The agreement automatically renews for successive one-year terms unless either party gives 30 days notice of its intent not to renew the agreement prior to the expiration of the initial term.

On August 29, 2012, we repaid the balance of our line of credit with First Citizens and the line of credit was terminated. We have the ability to reapply for this line of credit with First Citizens in the event that we have enough unencumbered assets to use as collateral for the line of credit. Management anticipates that our cash needs will be less now that we have the manufacturing arrangement with Bunge. Pursuant to the manufacturing agreement, Bunge will provide and own feedstock which we will process which we anticipate will reduce the amount of cash we need to operate the biodiesel production facility.

We received written notices of default (the "Notices"), dated June 21, 2012 and July 13, 2012, from OSM-REO FF, LLC ("OSM") our primary lender. Our loan agreement with OSM contains various covenants and restrictions with which we are obligated to comply. The loan agreement is secured by a mortgage and security interest granted by the Company in favor of OSM in substantially all of our real property and personal property, with the exception of the real property owned by the Company which is located in Marcus, Iowa.

The Notices provided that we are in default pursuant to Section 7.01(f) of the loan agreement due to the fact that we failed to procure a Lender's Loss Payable Endorsement in favor of OSM from our insurance company. We were also in default pursuant to Section 7.01(c) of the loan agreement due to our failure to deliver certain subordinated intercreditor agreements in a form satisfactory to OSM. We were in default pursuant to Section 7.01(c) due to the mechanics liens that were filed by Wolin. Finally, we were in default pursuant to Section 7.01(e) due to our failure to deliver unaudited financial statements as required by Section 5.01(b) of the loan agreement.

OSM requested that the Company immediately cure each of the events of default which have occurred pursuant to the loan agreement. The Notices advise, and the loan agreement provides, that upon the occurrence of an event of default, OSM may exercise a variety of remedies afforded to OSM under the loan agreement or by applicable law or equity, including without limitation, acceleration of the due date of the unpaid principal balance of the loan agreement and all accrued but unpaid interest thereon. Further, according to the loan agreement, OSM may, during an event of default and in accordance with applicable law, foreclose its mortgage on the Company's real property and its security interest in the Company's personal property and exercise any other remedies provided therein.

We are working to obtain waivers from OSM related to the defaults under our loan agreement. However, since we have not received waivers for these violations, we have classified approximately $5,168,000 of our long-term debt as current and have written-off the related debt issuance costs of approximately $121,000.

On May 15, 2012, a methanol storage tank rupture occurred at our biodiesel production facility. Following the tank rupture, the biodiesel production facility was evacuated. None of our employees were injured. Following the incident, the biodiesel production facility was inspected by an independent third party. The independent third party generated a report which was shared with our insurance company and OSHA. We restarted operations at the biodiesel production facility in July after the methanol tank rupture. During the time that the biodiesel production facility was down following the methanol tank rupture, we performed other plant maintenance and upgrades which has allowed us to improve our biodiesel production facility's efficiency. The biodiesel production facility is currently operating, however, we continue to experience plant down-time as we work to bring the biodiesel production facility into full production.

The problems that we have experienced in commencing operations at our biodiesel production facility and liquidity issues we face raise concerns about our ability to continue as a going concern. We are working to raise additional debt and equity capital for our operations and we recently executed a manufacturing agreement with Bunge which will allow us to produce biodiesel using feedstock provided and owned by Bunge. However, we continue to struggle with our liquidity which has limited our ability to operate the biodiesel production facility at or near full capacity.

Results of Operations for the Fiscal Quarters Ended July 31, 2012 and 2011

The following table shows the results of our operations for the fiscal quarters ended July 31, 2012 and 2011:

	Fiscal Quarter Ended	Fiscal Quarter Ended
Statement of Operations Data	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)
Revenues	$3,347,738	$—
Cost of Goods Sold	4,759,507	—
Gross Loss	(1,411,769)	—
Operating Expenses	698,031	512,305
Operating Loss	(2,109,800)	(512,305)
Other Income (Expense)	(135,945)	7,337
Net Loss	$(2,245,745)	$(504,968)

We had approximately $3.3 million in revenue for our third fiscal quarter of 2012 related to sales of biodiesel and its related co-products. We did not have any revenue during the comparable period of 2011 as we had not yet completed the renovation of the Mason City biodiesel production facility. During our third fiscal quarter of 2012, we produced biodiesel for sale in the market using primarily corn oil as the biodiesel production feedstock. We had approximately $4.8 million in cost of goods sold during our third fiscal quarter of 2012 related to purchases of feedstock inventory and other raw materials necessary for the biodiesel production process as well as having a full production staff. We did not have any cost of goods sold during the third quarter of 2011 because we had not yet started production at the biodiesel production facility at that time. Our cost of goods sold exceeded our revenue in the quarter primarily due to operating below the capacity of the plant.

Our operating expenses were higher during our third quarter of 2012 compared to the same period of 2011 due to the fact that we were operating the biodiesel production facility during 2012 which resulted in more staff and greater costs associated with operating our business. We also had increased professional fees during our third quarter of 2012 compared to the same period of 2011 due to various professional fees related to the operation of the biodiesel production facility. We had an impairment of our assets of approximately $176,000 during our third quarter of 2011 related to various equipment which we had for sale which was not used in the Mason City biodiesel production facility. We had no comparable impairments during our third quarter of 2012.

We had significantly less interest income during our third quarter of 2012 compared to the same period of 2011 due to having less cash on hand during the 2012 period. We used much of our cash during our 2011 fiscal year to complete the renovations to the Mason City biodiesel production facility. We had interest expense during our third quarter of 2012 since we completed construction of the biodiesel production facility and therefore we are no longer capitalizing interest related to our credit facilities. Further, we were drawing funds on our revolving line of credit during our third quarter of 2012 which resulted in increased interest expense. We did not have a line of credit during our third quarter of 2011.

Management is in the process of continuing to fine tune the operation of the biodiesel production facility. However, we continue to experience plant downtime as we address mechanical issues with the biodiesel production facility. These mechanical issues have resulted in decreased production while we try to rectify these issues. We recently entered into an agreement with Bunge to manufacture biodiesel using feedstock provided and owned by Bunge which management believes will reduce the cash we need to operate since we will not be required to purchase feedstock to operate the biodiesel production facility. We recently started producing biodiesel for Bunge that we anticipate will be delivered in October 2012.

Results of Operations for the Nine Months Ended July 31, 2012 and 2011.

The following table shows the results of our operations for the nine months ended July 31, 2012 and 2011:

	Nine Months Ended	Nine Months Ended
Statement of Operations Data	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)
Revenues	$7,283,379	$—
Cost of Goods Sold	11,091,049	—
Gross Loss	(3,807,670)	—
Operating Expenses	1,999,916	1,011,073
Operating Loss	(5,807,586)	(1,011,073)
Other Income (Expense)	(406,997)	49,549
Net Loss	$(6,214,583)	$(961,524)

We had revenue of approximately $7.3 million for our first nine months of 2012. We had no revenue during the comparable period of 2011 because our biodiesel production facility was not yet operational. We have continued to increase our biodiesel production capacity as we have worked to bring our facility online and find efficiencies in operating the biodiesel production facility. We had approximately $11.1 million in cost of goods sold during our first nine months of 2012. We had no cost of goods sold during the first nine months of our 2011 fiscal year as we had not yet started operating the biodiesel production facility during that time. Our cost of goods sold exceeded our revenue for the 2012 period primarily due to operating the biodiesel production facility below its production capacity.

Our general and administrative expenses were higher during our first nine months of 2012 as we operated the biodiesel production facility during that time which required more employees and expenses related to operating our business. We had more professional fee expenses during our first nine months of 2012 due to various professional fees we incurred related to the operation of the biodiesel production facility.

We had less interest income during our first nine months of 2012 compared to the same period of 2011 due to having less cash on hand during the 2012 period. We had interest expense during our first nine months of 2012 since we completed construction of the biodiesel production facility and therefore we are no longer capitalizing interest related to our credit facilities. Further, we were drawing funds on our revolving line of credit during 2012 which resulted in interest expense. We did not have a line of credit during the same period in 2011. We also wrote off debt issuance costs of approximately $121,000 during the 2012 period when we reclassified our term loans to current liabilities.

Changes in Financial Condition at July 31, 2012 Compared to October 31, 2011

The table below shows the changes in our financial condition during the nine months ended July 31, 2012.

ASSETS	July 31, 2012	October 31, 2011*
	(Unaudited)
Current Assets	$3,259,026	$4,671,432
Net Property, Plant and Equipment	19,875,335	19,972,703
Other Assets	2,417,416	2,585,246
Total Assets	$25,551,777	$27,229,381

LIABILITIES
Current Liabilities	$11,065,597	$2,205,921
Long-Term Debt Net of Current Maturities	1,048,111	5,577,058
Members' Equity	13,438,069	19,446,402
Total Liabilities and Members' Equity	$25,551,777	$27,229,381
* Derived from audited financial statements.
Our cash and equivalents were lower as of July 31, 2012 compared to October 31, 2011 due to our continuing efforts to bring the biodiesel production facility to full operating capacity. We also converted our certificates of deposit to cash during our first fiscal quarter of 2012. Our accounts receivable were higher at July 31, 2012 compared to October 31, 2011 due to biodiesel sales we made prior to the end of our third quarter of 2012 for which we had not yet received payment. The value of our inventory was lower at July 31, 2012 compared to October 31, 2011 due to having less raw materials on hand, partially offset with higher finished goods.

Property, plant and equipment increased at July 31, 2012 compared to October 31, 2011 due to the fact that we completed our construction in progress and we incurred further construction which increased the amounts of these assets as of July 31, 2012 compared to October 31, 2011. We had no debt issuance costs as of July 31, 2012 compared to approximately $136,000 at October 31, 2011. When we moved our long-term debt to current, we wrote off our debt issuance costs.

We had significantly more accounts payable as of July 31, 2012 compared to October 31, 2011 due to having less cash on hand to pay amounts owed to our vendors. In addition, we had a larger amount outstanding on our line of credit as of July 31, 2012 compared to October 31, 2011 due to funds we used to purchase feedstock and continue our operations. Our current portion of long-term debt was higher at July 31, 2012 compared to October 31, 2011 due to the fact that we reclassified our long-term debt with OSM as current due to covenant issues we had outstanding at July 31, 2012. Our long-term debt, net of current maturities, included amounts we had outstanding to various investors who provided subordinated debt through a private offering.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents we have on hand. Following the end of our third quarter of 2012, we repaid the entire outstanding balance of our First Citizens line of credit from cash that was generated through the sale of inventory and this line of credit was canceled. As a result, we do not have a line of credit that we can use for operating capital. As of July 31, 2012, we had cash and equivalents of approximately $111,000. In addition, the balance of our escrow account as of July 31, 2012 was approximately $380,000. The funds in our escrow account are used to pay our construction costs, but are being held until we are satisfied that the biodiesel production facility meets operating performance measures.

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

Concerns have been raised regarding our ability to continue as a going concern, especially in light of the recent difficulties we have had operating the biodiesel production facility and the default notices we received from our primary lender, OSM along with the mechanics lien foreclosure proceeding with Wolin. These factors may continue to negatively impact our liquidity. We recently entered into an agreement with Bunge that may result in Bunge providing feedstock to process into biodiesel. This will allow us to avoid some of the feedstock costs that we may incur in order to operate the biodiesel production facility at a higher capacity. Further, management anticipates continuing to try to raise additional equity and debt capital in order to provide additional cash for our operations. Management is also working on improving the efficiency of our biodiesel production facility in order to attempt to increase our operating margins and profitability. Finally, management is working with our lenders in order to receive waivers of our recent loan agreement defaults and with Wolin to address the issues related to the mechanics lien foreclosure.

The following table shows our cash flows for the nine months ended July 31, 2012 and 2011

	Nine Months Ended	Nine Months Ended
	July 31, 2012	July 31, 2011
Net cash used for operating activities	$(2,366,839)	$(740,234)
Net cash used for investing activities	(376,990)	(642,934)
Net cash provided by (used for) financing activities	2,192,282	(1,668)
Cash beginning of period	662,946	6,352,955
Cash end of period	$111,399	$4,968,119

Cash Flow from Operating Activities

Our operating activities used more cash during the nine months ended July 31, 2012 compared to the same period of 2011, primarily due to the start-up of the plant and the losses we experienced during the 2012 period.

Cash Flow from Investing Activities

Our investing activities used less cash during the nine months ended July 31, 2012 compared to the same period of 2011. We used more cash for capital expenditures during the 2012 period compared to the 2011 period. These capital expenditures were related to capital improvements we have been making to our biodiesel production facility. In 2011, we purchased certificates of deposit to hold cash that was not yet needed. In 2012, we used the proceeds from the certificates of deposit to pay for capital expenditures. We also received cash during the 2011 period related to equipment we sold for approximately $200,000. We sold significantly less equipment during the comparable period of 2012.

Cash Flow from Financing Activities

We received cash from our line of credit during the nine months ended July 31, 2012 which we used to finance operations at the biodiesel production facility. These funds were primarily used for purchases of biodiesel feedstock and other raw materials necessary to produce biodiesel and its co-products. Our line of credit was repaid and canceled in August 2012. In addition, we received additional capital through subordinated debt and a private offering which we commenced during our second quarter of 2012. Finally, we received $250,000 in proceeds from a note payable from Farmers State Bank during our third quarter of 2012 which we used in our operations. We started making payments on our OSM long-term debt in November 2011.

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

In addition to the loan defaults discussed above, we were out of compliance at July 31, 2012 with our debt to equity financial covenant, and we anticipate being out of compliance with one or more covenants during the next year without improved performance or amendments to our covenants. As discussed above, OSM sent us notices of default with respect to this loan on June 21, 2012 and July 13, 2012. We are seeking to resolve the events of default and obtain a waiver from OSM. We have reclassified our OSM debt as a current liability since OSM has the right to accelerate our loans due to the defaults.

At closing, we executed a mortgage and security agreement in favor of OSM creating a first lien on the Mason City biodiesel production facility. As a result, we must obtain OSM's permission to sell these assets, which could limit our operating flexibility. The loan agreement provides that certain actions will constitute defaults, which would allow OSM to demand immediate repayment of the entire loan amount and foreclose its lien on our property.

On September 30, 2010, we entered into an Amended and Restated Loan Agreement with OSM.  The purpose of amending and restating the loan agreement was to address certain issues related to closing on the loan and to address additional details related to the Construction and Design Agreement and our anticipated biodiesel production facility modifications to make the facility multi-feedstock capable. On March 18, 2011, we entered into a second amendment to the loan agreements with OSM, whereby certain defined terms related to a covenant calculation were clarified.

As of July 31, 2012, we had approximately $5.8 million outstanding pursuant to our OSM loan which accrued interest at a rate of 5% per year.

In addition to our OSM loan, on October 17, 2011, we executed a $4 million operating line of credit with First Citizens. We used these funds to purchase raw materials to operate the biodiesel production facility. The maturity date of this line of credit was October 31, 2012. However, in August 2012, this line of credit was repaid and canceled. As a result, we no longer have a line of credit to use for working capital.

In addition, we raised $1,048,111 through the private sale of subordinated unsecured debt securities during our 2012 fiscal year. We used the capital we raised through these debt securities to continue the development and startup of our biodiesel production facility.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and interim principal financial officer, Jeff Oestmann, has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were not effective as of July 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. More specifically, the Company has a limited number of personnel in finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced segregation of duties. Management recognizes that this is a material weakness. We continue to evaluate internal control improvements to provide greater segregation and internal controls.

Changes in Internal Control Over Financial Reporting

In August 2012, the Company's CFO, Steve Nath, resigned from the Company. Jeff Oestmann assumed the title of interim Chief Financial Officer until a replacement is found.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 21, 2012 we were served with a foreclosure lawsuit by Wolin & Associates, Inc. ("Wolin") which seeks to foreclose two mechanics liens it filed against the Mason City biodiesel production facility. This foreclosure lawsuit was filed on August 16, 2012 in Cerro Gordo County District Court, in the State of Iowa. The total amount of these mechanics liens is approximately $847,000. Management has answered Wolin's claims in the foreclosure lawsuit. Management anticipates that our lenders will join in the foreclosure lawsuit if we are unable to reach an agreement with Wolin. If we are unable to successfully resolve the foreclosure lawsuit, we may lose our interest in the Mason City biodiesel production facility which could reduce or eliminate the value of our units.

Item 1A. Risk Factors

The Company is not required to provide the information required by this item because it is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2012, we sold 36 units and on June 13, 2012, we sold 32 units for a total of 68 membership units in exchange for an aggregate offering price of $42,500. The sale of membership units was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities. The acquirers of our membership units made representations to us regarding their status as accredited investors as defined in Regulation D, or as investors with such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment (alone or with a purchaser representative), and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends will be affixed to unit certificates and instruments issued in such transactions. All acquirers were provided a private placement memorandum concerning the Company and the offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Feedstock and Biodiesel Sale and Service Agreement between Soy Energy, LLC and Bunge North America, Inc. dated August 16, 2012.+
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Soy Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of July 31, 2012 and October 31, 2011, (ii) Condensed Statements of Operations for the three and nine months ended July 31, 2012 and 2011, (iii) Condensed Statements of Cash Flows for the nine months ended July 31, 2012 and 2011, and (iv) the Notes to Financial Statements.**

*    Filed herewith.
**    Furnished herewith.
+    Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date:	October 8, 2012	/s/ Jeff Oestmann
Jeff Oestmann
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 8, 2012	/s/ Jeff Oestmann
Jeff Oestmann
Interim Chief Financial Officer
(Principal Financial Officer)