Form 10-K
period 2012-10-31
Soy Energy, LLC
filed 2013-06-14
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Membership Units

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
☐ Yes     ☒ No

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
☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant, held by non-affiliates, computed by reference to the price at which the common equity was last sold as of April 30, 2012 was $19,948,125. The Company's membership units are not traded on any public market or exchange and this value is based on the price at which the Company last offered its membership units for sale.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 13, 2013, we had 33,348 membership units outstanding.

PART I

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the fiscal years ended October 31, 2012 and 2011. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

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

•	Our ability to secure member approval to sell the Mason City biodiesel production facility;

•	Or ability to maintain our liquidity until we can close on a sale of the biodiesel production facility;

•	The price that we receive for the sale of our biodiesel production facility;

•	Our ability to work with our creditors to avoid foreclosure and forced sale of our biodiesel production facility;

•	Availability and costs of feedstock, particularly soy oil, animal fats and corn oil;

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

ITEM 1. BUSINESS

Business Development

Soy Energy, LLC (referred to herein as “Soy Energy” the “Company” “us” or “we”) is an Iowa limited liability company, which was organized by filing articles of organization with the Iowa Secretary of State on December 15, 2005. We sold our first batch of biodiesel in January 2012 and we sold our first batch of corn stillage oil based biodiesel in March 2012.

Asset Sale Transaction

We are in the process of pursuing a sale of our assets to REG Mason City, LLC (“REG Mason City”), a wholly owned subsidiary of Renewable Energy Group, Inc. (“REG”). We are pursuing the asset sale because we have had multiple setbacks since purchasing the Mason City biodiesel production facility which have negatively impacted our ability to continue to operate. These setbacks include general conditions in the biodiesel industry; the time and cost to commission and install the new feedstock pre-treatment front end; the methanol tank rupture and fire in May 2012, which closed the facility; and pending legal issues. We have incurred significant losses since our inception and we continue to incur losses. We have not operated since October 2012 and have had only limited sales of remaining inventory since that time. As a result of our losses and the fact that the biodiesel production facility has not been operational since October 2012, we are in default of our loan with our primary lender, OSM-REO FF, LLC (“OSM”). We owe OSM approximately $5.7 million and have an obligation to pay certain subordinated creditors approximately $1.04 million. Further, we have accrued approximately $4.4 million in accounts payable and several lawsuits are pending by companies seeking payments for amounts they claim we owe. We currently have less than $10,000 in cash compared to more than $11 million in liabilities.

As a result of our financial condition, in September 2012, our board of directors started to evaluate its options for either raising additional capital or selling our assets. Our board of directors determined that it would not be feasible to raise a sufficient amount of capital in order to make the necessary repairs to the biodiesel production facility and secure the working capital necessary to restart operations. Therefore, in November 2012, the board determined that it was in the best interests of our members to find a purchaser for our assets in order to repay our outstanding liabilities and attempt to return a portion of our members' investments.

Effective May 1, 2013, we executed an Asset Purchase Agreement (the “Asset Purchase Agreement”) with REG and REG Mason City. Pursuant to the Asset Purchase Agreement, we agreed to sell substantially all of our assets to REG Mason City. The purchase price (which is subject to reduction for delays, certain expenses advanced by REG to us and liabilities related to our indemnification obligations under the Asset Purchase Agreement) for our assets is $16.6 million, which is divided between $11 million in cash and a $5.6 million promissory note issued by REG Mason City and secured by REG Mason City's equipment and fixtures, a mortgage on the real property related to the Mason City biodiesel production facility and certain general intangibles (the “Promissory Note”). However, REG Mason City's payment obligations under the Promissory Note are subordinated to up to $6 million of debt REG Mason City plans to borrow from REG for repair and improvement of the facility. REG Mason City's obligations under the Promissory Note are not guaranteed by REG.

Due to our current financial condition and lack of liquid assets, if our members do not approve the Asset Sale, we will likely be forced to file bankruptcy. Also, if our members do not approve the Asset Sale, it is likely that OSM, our primary lender, will institute a foreclosure action and take our assets. We are planning to hold a member meeting in July 2013 in order to seek the approval of our members to proceed with the sale of the biodiesel production facility and to dissolve and liquidate Soy Energy.

Business Development During Fiscal Year 2012

On May 15, 2012, a methanol storage tank rupture occurred at our biodiesel production facility. Following the tank rupture, the biodiesel production facility was evacuated. None of our employees were injured. Following the incident, the biodiesel production facility was inspected by an independent third party. The independent third party generated a report which was shared with our insurance company and OSHA. We restarted operations at the biodiesel production facility in July 2012 after the methanol tank rupture.

Effective August 16, 2012, we executed a Feedstock and Biodiesel Sale and Service Agreement with Bunge North America, Inc. (“Bunge”) that allowed us to produce biodiesel from feedstock provided and owned by Bunge. Terms of the agreement called for Bunge to be the exclusive feedstock supplier to the Mason City biodiesel production facility. Bunge agreed to provide a processing fee to us in exchange for the biodiesel production pursuant to the agreement. The initial term of the agreement was scheduled to end on December 31, 2013, unless the agreement was terminated pursuant to the terms of the agreement. The agreement automatically renewed for successive one-year terms unless either party provided 30 days notice of its intent not to renew the agreement prior to the expiration of the initial term. We are in the process of negotiating a termination of this agreement with Bunge due to the anticipated sale of the Mason City biodiesel production facility.

On August 21, 2012, we were served with a foreclosure lawsuit by Wolin & Associates, Inc. (“Wolin”) which seeks to foreclose two mechanics liens it filed against the Mason City biodiesel production facility. The total amount of these mechanics liens is approximately $850,000. Management has answered Wolin's claims in the foreclosure lawsuit. Management is working with Wolin to address the outstanding issues related to this lawsuit.

We had a line of credit agreement with First Citizens bank which we repaid on August 29, 2012 and the line of credit was terminated.

On October 31, 2012, we executed an engagement agreement with Eiler Capital Advsiors, LLC ("ECA") to assist us in raising additional capital for our operations or selling the Mason City biodiesel production facility. ECA agreed to assist us in identifying sources of capital, identifying potential purchasers of our assets, negotiating agreements related to a capital raise or sale and providing other assistance in closing a sale of the biodiesel production facility. If we proceed with the proposed sale of the biodiesel production facility to REG, we will pay ECA a fee of the lesser of 2% of the total consideration received from the sale of our assets or $250,000. We also agreed to reimburse ECA for its reasonable out of pocket expenses related to the engagement.

We have received various written notices of default from OSM, our primary lender. We are out of compliance with each of the financial loan covenants in our loan agreement with OSM and we have failed to make payments on our OSM loan since October 2012, amongst other defaults under our loans. In order to address these events of default, we executed a Forbearance Agreement with OSM on February 15, 2013 (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, OSM agreed not to proceed with its remedies under the loan agreement until the earlier of April 30, 2013 or the termination of the Forbearance Agreement. On April 25, 2013, we executed the First Amendment to Forbearance Agreement which extended the deadline of the forbearance until July 31, 2013. On May 8, 2013, we executed the Second Amendment to Forbearance Agreement which addressed certain defaults related to us executing the Asset Purchase Agreement. During the time that the Forbearance Agreement is in effect, OSM has agreed not to proceed with any of its rights and remedies under the loan agreement, including its ability to institute a foreclosure action. The Forbearance Agreement can be terminated by OSM in the event our negotiations with REG regarding a sale of the biodiesel production facility are abandoned, if our financial condition materially deteriorates, if we violate any of the agreements we made in the Forbearance Agreement, and for other reasons included in the Forbearance Agreement. If the Forbearance Agreement terminates, OSM could pursue any of its rights or remedies under the loan agreements, including pursuing a foreclosure of its interest in the Mason City biodiesel production facility. If OSM were to proceed with a foreclosure, we may lose the biodiesel production facility and the other assets which are pledged as collateral for the OSM loan.

As a result of the events of default that are outstanding pursuant to the loan agreement, we have classified approximately $5.6 million of our long-term debt as current and have written-off the related debt issuance costs of approximately $121,000.

The problems that we have experienced in commencing operations at our biodiesel production facility and liquidity issues we face raise concerns about our ability to continue as a going concern. Management is in the process of trying to complete a sale of the Mason City biodiesel production facility. However, we continue to struggle to maintain liquidity.

Principal Products and Markets

The principal products we produced during our 2012 fiscal year were biodiesel and crude glycerin. During our 2011 fiscal year, we did not have any biodiesel sales and sold only a small amount of soapstock and glycerin at the end of our 2011 fiscal year. We marketed our biodiesel through Renewable Products Marketing Group (“RPMG”), which was responsible for marketing and selling all of the biodiesel that we produced. RPMG makes decisions regarding where our products were marketed and sold. We internally marketed the glycerin and other co-products that we produce, without the assistance of a professional third party marketer. At the end of our 2012 fiscal year, we entered into a toll manufacturing agreement with Bunge as described above which made Bunge the sole customer for our biodiesel produced pursuant to the toll manufacturing agreement. We are in the process of negotiating a termination of the Bunge toll manufacturing agreement.

Biodiesel

Biodiesel is a clean-burning alternative fuel produced from domestic, renewable resources. Biodiesel is primarily used in diesel engines. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats, that can be used as feedstock for our facility. A chemical process called esterification converts the free fatty acids from the base oil and creates the desired esters. Esterification is the reaction of vegetable oil or animal fat with an alcohol, such as methanol, in the presence of a catalyst. The process yields four products: mono-alkyl ester (biodiesel), glycerin, feed quality fat, and methanol. The methanol can be used again in the process. Biodiesel can then be used in neat (pure) form, or blended with petroleum diesel. Biodiesel's physical and chemical properties, as they relate to operations of diesel engines, are similar to petroleum-based diesel fuel. As a result, biodiesel, in its pure form or blended with petroleum diesel, may be used in most standard diesel engines without making any engine modifications.

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
Distribution Methods of Principal Products

On August 12, 2010, we entered into a Biodiesel Marketing Agreement (the “Marketing Agreement”) with RPMG. Pursuant to the terms of the Marketing Agreement, we agreed that RPMG would market all of the biodiesel produced at the Mason City biodiesel production facility during the term of the Marketing Agreement. However, we reserved the right to produce biodiesel pursuant to toll manufacturing agreements that would not be subject to the Marketing Agreement. Toll manufacturing agreements are contracts where we produce biodiesel using feedstock supplied by the ultimate purchaser of the biodiesel that is produced pursuant to the agreement. Toll manufacturing agreements allow us to produce biodiesel without incurring the significant upfront cost of purchasing feedstock. As discussed above, at the end of our 2012 fiscal year, we entered into a toll manufacturing agreement with Bunge in order to preserve our liquidity and avoid having to incur the significant upfront cost of purchasing feedstock.

The Marketing Agreement required RPMG to use commercially reasonable efforts to obtain the best price for all biodiesel sold under the Marketing Agreement. However, RPMG had complete discretion to fix the price, terms and conditions of any biodiesel sales it arranged under the Marketing Agreement. We agreed to pay RPMG a monthly marketing fee based on a percentage of sales for its services under the Marketing Agreement. We were also responsible for the distribution costs associated with RPMG marketing our biodiesel. RPMG was responsible for coordinating the shipment of all of the biodiesel it sold on our behalf.

The Marketing Agreement had an initial term of two years. Following the initial term, the Marketing Agreement automatically renewed for successive one year terms, unless either party gives written notice of non-renewal to the other party not less than 180 days before the end of the then current term.

Our products can be delivered by truck or rail. We have established rail service directly to the plant so that we are able to ship biodiesel to our customers by rail. The biodiesel production facility is served by two railroads. The biodiesel production facility is served on the south side by the Iowa Traction Railroad, which connects to the Union Pacific. On the north side of the biodiesel production facility, we have a direct connection to the Canadian Pacific Railway.

New Products

We started selling biodiesel and glycerin during our 2012 fiscal year.

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

We compete in the biodiesel industry with a few large producers who control a significant portion of the biodiesel production capacity in the United States. Examples of the larger producers with which we compete are Archer Daniels Midland (ADM), Cargill, Ag Processing Inc. (AGP) and REG. These larger companies have more access to capital and have greater resources than we do. This may allow them to enter into more favorable biodiesel sales or feedstock purchase contracts than we can secure. This may also allow them to compete more effectively in the biodiesel industry.

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

Sources and Availability of Raw Materials

Producing biodiesel requires feedstock, typically vegetable oils or animal fats, along with chemicals, water, electricity and natural gas. The single largest cost of producing biodiesel is the feedstock. Our goal was to primarily use corn stillage oil as the feedstock to produce biodiesel. The corn oil that we planned to use as feedstock is produced by ethanol plants as a co-product of the ethanol manufacturing process.

We relied on RPMG to help us locate corn oil that we planned to use in our biodiesel production facility. RPMG markets ethanol and corn oil for several ethanol producers located near our biodiesel production facility.

We entered into a toll manufacturing agreement with Bunge as discussed above. This toll manufacturing agreement was designed to allow us to avoid having to use cash to purchase feedstock in order to operate the biodiesel production facility.

Dependence on Customers

As discussed above, we relied on RPMG and Bunge for the sale and distribution of our biodiesel. We have not produced any biodiesel since October 2012. We do not currently have the ability to market our biodiesel internally should RPMG or Bunge be unable to market our biodiesel at acceptable prices.

Government Approvals and Regulations

The United States biodiesel industry is benefited by numerous federal and state government programs and incentives. The most significant government program that benefits the biodiesel industry is the Federal Renewable Fuels Standard (RFS). Without this government program, it may not be profitable to operate a biodiesel plant.

Federal Renewable Fuels Standard

The RFS is a federal program that requires a certain amount of renewable fuels, including biodiesel, to be used in the United States each year. On July 1, 2010, a change to the RFS was implemented which, among other provisions, specifically required the use of biomass-based diesel, which includes the biodiesel that we produce. This revised RFS is referred to as RFS2. RFS2 required the use of 1.0 billion gallons of biomass-based diesel in the United States in 2012 which increases to 1.28 billion gallons in 2013. RFS2 creates a market for biodiesel which might disappear without RFS2.

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

Biodiesel Blenders' Tax Credit

The blenders tax credit provides a $1.00 per gallon excise tax credit to the first blender of biodiesel with at least 0.1% petroleum-based diesel fuel. The blenders tax credit can then be credited against such blenders federal excise tax liability or the blender can obtain a cash refund from the United States Treasury for the value of the credit. The blenders tax credit became effective January 1, 2005 and then lapsed January 1, 2010 before being reinstated retroactively on December 17, 2010. The blenders tax credit again expired as of December 31, 2011 and on January 2, 2013, it was again reinstated retroactively for 2012 through December 31, 2013. The blenders tax credit is set to expire again on December 31, 2013 and it is uncertain whether it will be extended.

State Programs

Several states have enacted various pieces of legislation that are designed to benefit the biodiesel industry, including production incentives or biodiesel use mandates. These state incentives may support biodiesel demand in the future, even if federal biodiesel use incentives or programs are repealed. We are directly benefited by a piece of legislation that Iowa adopted in May

2011. The Iowa law provides a biodiesel production incentive of $0.03 per gallon in 2012, $0.025 per gallon in 2013, and $0.02 per gallon in 2014, for each gallon of biodiesel produced in an Iowa biodiesel production facility. This biodiesel production incentive is capped at the first 25 million gallons of biodiesel produced per biodiesel production facility. Further, the Iowa law provides a credit for biodiesel retailers in Iowa. In 2012, retailers earned $0.02 per gallon for B2 blends, which is a fuel blend which contains 2% biodiesel and 98% diesel. The Iowa legislation also provided that in 2012, retailers can earn $0.045 per gallon for B5 blends, which is a fuel blend that contains 5% biodiesel and 95% diesel. For 2013 through 2017, Iowa retailers earn $0.045 per gallon of B5.

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

Costs of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits for plant operations including air emissions permits, a National Pollutant Discharge Elimination System (NPDES) Permit, storm water discharge permits, and boiler permits. During our 2012 fiscal year we spent approximately $60,000 on environmental costs, including permitting costs. Any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources complying with such regulations.

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

Employees

As of October 31, 2012, we had 8 full time employees.

ITEM 1A. RISK FACTORS

You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition.

Our inability to complete a sale of the biodiesel production facility prior to the time when OSM forecloses its mortgage, may results in an elimination of the value of our units. We are currently in default of our loan with OSM, our primary lender. We have determined that a sale of the Mason City biodiesel production facility is in the best interests of our members. While we have negotiated an agreement with OSM which provides that it will not institute a foreclosure action while the agreement is pending, if the agreement expires or is terminated and OSM proceeds with a foreclosure action, we may lose all or substantially all of our assets, which may eliminate the value of our units. We have executed an Asset Purchase Agreement which may allow us to preserve some of the value of our units. However, the sale of our biodiesel production facility requires the approval of our members and the satisfaction of several other conditions before the sale can close. If we are unable to sell the biodiesel production facility, it may result in the elimination of the value of our units.

We would experience significant liquidity challenges in the event the Asset Sale is not completed. We have ceased operations and have insufficient liquid assets available with which to operate if we are unable to complete the Asset Sale within a reasonably short period of time. We are in default of our loan with OSM. If the members fail to approve the Asset Sale or if the Asset Sale fails to close for any reason, it is likely that our only option will be to file for bankruptcy protection while we continue to pursue a sale of our assets. It is not likely that we will be able to secure the additional capital we require to restart the Mason City biodiesel production facility and commence production of biodiesel. As a result, if the Asset Sale is not approved by our members and completed, it may result in the loss of our members' entire investment.

The Asset Sale may not be completed, which could result in our inability to continue as a going concern. There are several conditions that need to be satisfied before we can complete the Asset Sale. Any of these conditions may not be met, including the condition that requires members owning a majority of our membership units to approve the Asset Sale. If the Asset Sale is not completed, we do not believe that we will have sufficient liquid assets with which to operate our business and we may be forced to file for bankruptcy or take other unknown steps in order to preserve the value of our assets. We are currently in default on our loans with OSM, our primary lender, and we have failed to pay other creditors who have obtained liens against our property. While we have an agreement with our lender which has delayed a foreclosure, our lender may implement a foreclosure proceeding if we are unable to complete the Asset Sale. We cannot guarantee that we will be able to satisfy the closing conditions set forth in the Asset Purchase Agreement. If we are unable to satisfy the closing conditions, the Asset Purchase Agreement may terminate. If the Asset Purchase Agreement is terminated, REG and REG Mason City would not be obligated to complete the Asset Sale which could result in our failure and the loss of our members' entire investment.

ITEM 2. PROPERTIES

Our biodiesel production facility is located in Mason City, Iowa. The biodiesel production facility sits on a 33 acre site which is located on the Iowa Traction Railroad and is approximately 10 miles from Interstate 35. Our Mason City, Iowa biodiesel production facility serves as collateral for our $6 million loan with our primary lender, OSM.

ITEM 3. LEGAL PROCEEDINGS

Wolin & Associates, Inc.

On August 21, 2012 we were served with a foreclosure lawsuit by Wolin & Associates, Inc. ("Wolin") which seeks to foreclose two mechanics liens it filed against the Mason City biodiesel production facility. This foreclosure lawsuit was filed on August 16, 2012 in Cerro Gordo County District Court, in the State of Iowa. The total amount of these mechanics liens is approximately $850,000. Management has answered Wolin's claims in the foreclosure lawsuit. Management anticipates that our lenders will join in the foreclosure lawsuit if we are unable to reach an agreement with Wolin. If we are unable to successfully resolve the foreclosure lawsuit, we may lose our interest in the Mason City biodiesel production facility which could reduce or eliminate the value of our units.

Brenntag Great Lakes LLC

On January 30, 2013, Brenntag Great Lakes LLC (“Brenntag”) filed a lawsuit against Soy Energy in Cerro County District Court, in the State of Iowa. Brenntag is seeking amounts that it claims are owed by Soy Energy. Brenntag received a default judgment which was subsequently reversed by the Cerro Gordo County District Court.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We have only one class of membership units. Our membership units are not traded on any public market. Our membership units were last offered through an exempt private offering in 2012 for $625 per membership unit. Our operating agreement was amended, as approved by our members, to allow certain transfers once we closed on the purchase of the Mason City biodiesel production facility.

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

There are no outstanding options or warrants to purchase, or securities convertible into, common equity of the company. As of June 13, 2013, we had 33,348 membership units issued and outstanding and a total of approximately 1,122 unit holders. Our units may not be transferred absent registration pursuant to, or an exemption from, federal and state securities laws. In addition, our operating agreement restricts the transfer of units. To maintain partnership tax status, the units may not be traded on an established securities market or readily tradable on a secondary market. Our operating agreement also bars members from having a direct or indirect interest in more than 49% of the issued and outstanding units at any time. Finally, we have not offered any compensation plans under which equity securities are authorized for issuance.

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

Results of Operations for the Fiscal Years Ended October 31, 2012 and 2011

The following table shows the results of our operations for the fiscal years ended October 31, 2012 and 2011:

	Fiscal Year Ended	Fiscal Year Ended
Statement of Operations Data	October 31, 2012	October 31, 2011

Revenues	$10,389,138	$34,172
Cost of Goods Sold	15,755,222	224,151
Gross Loss	(5,366,084)	(189,979)
Operating Expenses	7,121,490	1,793,971
Operating Loss	(12,487,574)	(1,983,950)
Other Income (Expense)	(641,827)	54,938
Net Loss	$(13,129,401)	$(1,929,012)

We had revenue of approximately $10.4 million for our 2012 fiscal year. We had a small amount of revenue during our 2011 fiscal year due to sales of co-products, including soapstock and glycerin, that we sold at the end of our 2011 year. We were conducting testing at the end of our 2011 fiscal year but we did not have any biodiesel sales until our 2012 fiscal year. We had approximately $15.8 million in cost of goods sold during our 2012 fiscal year, primarily related to feedstock purchases. We had preproduction costs of approximately $224,000 during our 2011 fiscal year related to costs we incurred for feedstock and other raw materials as we started to ramp up production at the end of our 2011 fiscal year. Our cost of goods sold exceeded our revenue for the 2012 period primarily due to operating the biodiesel production facility below its production capacity.

Our general and administrative expenses were higher during our 2012 fiscal year compared to our 2011 fiscal year as we operated the biodiesel production facility during our 2012 fiscal year which required more employees and expenses related to operating our business. We had more professional fee expenses during our 2012 fiscal year compared to our 2011 fiscal year due to various professional fees we incurred related to the operation of the biodiesel production facility.

We had less interest income during our 2012 fiscal year compared to the same period of 2011 due to having less cash on hand during the 2012 period. We had interest expense during our 2012 fiscal year since we completed construction of the biodiesel production facility and therefore we were no longer capitalizing interest related to our credit facilities. Further, we were drawing funds on our revolving line of credit during our 2012 fiscal year which resulted in additional interest expense. We did not have a line of credit during the same period in 2011. We also wrote off debt issuance costs of approximately $121,000 during our 2012 fiscal year when we reclassified our term loans to current liabilities.

Changes in Financial Condition at October 31, 2012 Compared to October 31, 2011

The table below shows the balances at October 31, 2012 and 2011.

ASSETS	October 31, 2012	October 31, 2011

Current Assets	$654,933	$4,671,432
Net Property, Plant and Equipment	16,309,596	19,972,703
Other Assets	1,181,262	2,585,246
Total Assets	$18,145,791	$27,229,381

LIABILITIES
Current Liabilities	$10,574,429	$2,205,921
Long-Term Debt Net of Current Maturities	1,048,111	5,577,058
Members' Equity	6,523,251	19,446,402
Total Liabilities and Members' Equity	$18,145,791	$27,229,381

Our cash and equivalents were lower as of October 31, 2012 compared to October 31, 2011 due to cash we used to bring the biodiesel production facility to full operating capacity. We also converted our certificates of deposit to cash during our first fiscal quarter of 2012 and used that cash in our operations. The value of our inventory was approximately $217,000 at October 31, 2012 compared to approximately $3,603,000 at October 31, 2011 due to having less raw materials and finished goods on hand at October 31, 2012 because the plant was not operating.

Property, plant and equipment decreased at October 31, 2012 compared to October 31, 2011 mainly due to an impairment charge of approximately $3,150,000. Our other assets declined during our 2012 fiscal year due to an additional impairment charge of approximately $1,225,000 in 2012.

We had significantly more accounts payable as of October 31, 2012 compared to October 31, 2011 due to having less cash on hand to pay amounts owed to our vendors. Our debt was higher at October 31, 2012 compared to October 31, 2011 due to subordinated debt we issued. In addition, because of loan covenant violations in 2012, we reclassified approximately $5,147,000 of long-term debt to current.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents we have on hand. Following the end of our third quarter of 2012, we repaid the entire outstanding balance of our First Citizens line of credit from cash that was generated through the sale of inventory and this line of credit was canceled. As a result, we do not have a line of credit that we can use for operating capital. As of October 31, 2012, we had cash and equivalents of approximately $64,000. In addition, the balance of our escrow account as of October 31, 2012 was approximately $380,000. The funds in our escrow account are used to pay our construction costs, but were being held until we are satisfied that the biodiesel production facility meets operating performance measures. After October 31, 2012, control of the escrow funds were transferred to OSM.

Concerns have been raised regarding our ability to continue as a going concern due to the losses we incurred due to construction delays and difficulties operating the plant at full production, the fact that we have very little cash available, the default notices we received from our primary lender, OSM, along with the mechanics lien foreclosure proceeding with Wolin. These factors may continue to negatively impact our liquidity and may cause us to fail.

The following table shows our cash flows for the fiscal years ended October 31, 2012 and 2011

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2012	October 31, 2011
Net cash used for operating activities	$(718,202)	$(5,197,762)
Net cash used for investing activities	(294,668)	(1,092,936)
Net cash provided by financing activities	414,255	600,689
Cash beginning of period	662,946	6,352,955
Cash end of period	$64,331	$662,946

Cash Flow from Operating Activities

Our operating activities used less cash during our 2012 fiscal year compared to the same period of 2011. The reduction resulted from selling the majority of our inventory, delaying payments to our vendors, and non-cash impairment charges.

Cash Flow from Investing Activities

Our investing activities used less cash during our 2012 fiscal year compared to the same period of 2011. We used less cash for capital expenditures during the 2012 period compared to the 2011 period. These capital expenditures were related to capital improvements we have been making to our biodiesel production facility. In 2011, we purchased certificates of deposit to hold cash that was not yet needed. In 2012, we used the proceeds from the certificates of deposit to pay for capital expenditures. We also received cash during the 2011 period related to equipment we sold for approximately $200,000. We sold significantly less equipment during the comparable period of 2012.

Cash Flow from Financing Activities

We received cash from our line of credit during our 2011 fiscal year which we used to finance operations at the biodiesel production facility. These funds were primarily used for purchases of biodiesel feedstock and other raw materials necessary to produce biodiesel and its co-products. Our line of credit was repaid and canceled in August 2012. In addition, we received additional capital through subordinated debt and a private offering which we commenced during our second quarter of 2012. Finally, we received $250,000 in proceeds from a note payable from Farmers State Bank during our third quarter of 2012 which we used in our operations. We started making payments on our OSM long-term debt in November 2011.

Long-term and Short-term Debt Sources

On April 2, 2010, we entered into a loan agreement with OSM. Subject to the terms of the loan agreement, OSM agreed to lend us $6,000,000. The initial interest rate is 5.0%. In October 2016, the interest rate is scheduled to adjust to the 5-year London Inter-bank Offered Rate (LIBOR) swap rate plus 3.5%, with a minimum annual interest rate of 5.0%. During the first year of the loan, we were required to only pay interest on outstanding amounts. Beginning in November 2011, we agreed to make scheduled principal and interest payments amortized over a ten-year period. The maturity date of the loan is in September 2021. We stopped making payments on our term loan with OSM in October 2012 due to our lack of funds necessary to continue making our debt payments.

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

In addition to the loan defaults discussed above, we were out of compliance at October 31, 2012 with all of our financial loan covenants, and we anticipate being out of compliance with our financial loan covenants into the foreseeable future. As discussed above, OSM sent us several written notices of default with respect to this loan. We have reclassified our OSM debt as a current liability since OSM has the right to accelerate our loans due to the defaults.

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

On September 30, 2010, we entered into an Amended and Restated Loan Agreement with OSM. The purpose of amending and restating the loan agreement was to address certain issues related to closing on the loan and to address additional details related to the Construction and Design Agreement. On March 18, 2011, we entered into a second amendment to the loan agreements with OSM, whereby certain defined terms related to a covenant calculation were clarified.

As of October 31, 2012, we had approximately $5.6 million outstanding pursuant to our OSM loan which accrued interest at a rate of 5.0% per year plus default interest of 4.0% which began accruing in 2012.

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

In addition, we raised $1,038,000 through the private sale of subordinated unsecured debt securities during our 2012 fiscal year. We used the capital we raised through these debt securities to continue the development and startup of our biodiesel production facility.

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

We have received various written notices of default from OSM our primary lender. We are out of compliance with each of the financial loan covenants in our loan agreements with OSM and we have failed to make payments on our OSM loan since October 2012, amongst other defaults under our loans. In order to address these events of default, we executed a Forbearance Agreement with OSM on February 15, 2013 (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, OSM agreed not to proceed with its remedies under the loan agreement until the earlier of April 30, 2013 or the termination of the Forbearance Agreement. On April 25, 2013, we executed the First Amendment to Forbearance Agreement which extended the deadline of the forbearance until July 31, 2013. On May 8, 2013, we executed the Second Amendment to Forbearance Agreement which addressed certain defaults related to us executing the Asset Purchase Agreement. During the time that the Forbearance Agreement is in effect, OSM has agreed not to proceed with any of its rights and remedies under the loan agreement, including its ability to institute a foreclosure action. The Forbearance Agreement can be terminated by OSM in the event our negotiations with REG regarding a sale of the biodiesel production facility are abandoned, if our financial condition materially deteriorates, if we violate any of the agreements we made in the Forbearance Agreement, and for other reasons included in the Forbearance Agreement. If the Forbearance Agreement terminates, OSM could pursue any of its rights or remedies under the loan agreements, including pursuing a foreclosure of its interest in the Mason City biodiesel production facility. If OSM were to proceed with a foreclosure, we may lose the biodiesel production facility and the other assets which are pledged as collateral for the OSM loan.

In November 2012, we entered into a note payable with Farmers State Bank, advanced in multiple installments, totaling $320,000 bearing interest at 4.5%, maturing on May 21, 2013. The note is secured by certain equipment we are in the process of selling and guaranteed by all eight members of our board of directors. As of the date of this report, the note payable remains due in addition to the accrued interest on the note. We anticipate using proceeds from the asset sales agreement to settle this note.

In March 2013, we entered into a note payable with Farmers State Bank for $50,000 bearing interest at 4.5%, maturing on July 27, 2013. The note is secured by certain equipment we are in the process of selling and guaranteed by all eight members of our board of directors. We anticipate using proceeds from the asset sales agreement to settle the note.

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

          We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. We review assets held for sale at each reporting date to determine that the carrying value is equal to or greater than the estimated net selling price. The carrying value of assets held for sale is based on the ability to sell or utilize these assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions, which do not reflect unanticipated events and circumstances that may occur. Our assumptions relate to the future of the renewable fuels industry, the potential uses of assets, and value of the assets to a buyer. Given the uncertainties with these assumptions, the actual results could be different than expected and these changes could be significant.

We are involved with claims and lawsuits from vendors related to the payment for services related to the construction and operation of the biodiesel facility. We record provisions in the financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. The claims and liens we are currently involved with involve the payment and settlement of vendor payables. It is possible that our results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this item because it is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Board of Directors
Soy Energy, LLC
Mason City, Iowa
We have audited the accompanying balance sheets of Soy Energy, LLC as of October 31, 2012 and 2011, and the related statements of operations, changes in members' equity, and cash flows for each of the years then ended. Soy Energy, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soy Energy, LLC as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had delays in commencing operations, incurred losses greater than expected, and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota
June 14, 2013

SOY ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2012	October 31, 2011

Current Assets
Cash and cash equivalents	$64,331	$662,946
Certificates of deposit	—	255,923
Accounts receivable	239,015	88,886
Inventories	216,962	3,602,931
Prepaid cost and other	134,625	60,746
Total current assets	654,933	4,671,432

Property, Plant and Equipment
Land and improvements	431,801	502,176
Buildings	3,682,629	3,278,738
Equipment	13,613,377	6,313,762
Accumulated depreciation	(1,418,211)	(24,955)
Total	16,309,596	10,069,721
Construction in progress	—	9,902,982
Net property, plant and equipment	16,309,596	19,972,703

Other Assets
Other	—	43,419
Assets held for sale	650,262	1,875,637
Escrow deposit	379,979	379,894
Debt service reserve	151,021	150,766
Debt issuance costs, net	—	135,530
Total other assets	1,181,262	2,585,246

Total Assets	$18,145,791	$27,229,381

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2012	October 31, 2011

Current Liabilities
Accounts payable	$4,387,831	$911,865
Accrued expenses	330,166	209,730
Line of credit	—	610,500
Note payable	250,000	—
Current maturities of long-term debt	5,606,432	473,826
Total current liabilities	10,574,429	2,205,921

Long-Term Debt, Net of Current Maturities	1,048,111	5,577,058

Member contributions, 33,348 and 33,018 Units Issued and Outstanding, respectively	6,523,251	19,446,402

Total Liabilities and Members’ Equity	$18,145,791	$27,229,381

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended
	October 31, 2012	October 31, 2011

Sales	$10,389,138	$34,172
Costs of Goods Sold	15,755,222	224,151
Gross Loss	(5,366,084)	(189,979)

Operating Expenses
General and administrative	2,086,083	1,309,577
Professional fees	660,032	308,651
Impairment	4,375,375	175,743
Total operating expenses	7,121,490	1,793,971

Operating Loss	(12,487,574)	(1,983,950)

Other Income (Expense)
Interest income	1,359	48,849
Other income	(76,226)	6,089
Interest expense	(566,960)	—
Total other income (expense), net	(641,827)	54,938

Net Loss	$(13,129,401)	$(1,929,012)

Weighted Average Units Outstanding - Basic and Diluted	33,202	33,018

Net Loss Per Unit - Basic and Diluted	$(395.44)	$(58.42)

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Statements of Changes in Members' Equity

Balance at October 31, 2010	$21,375,414

Net loss for the year ended October 31, 2011	(1,929,012)

Balance at October 31, 2011	$19,446,402

Capital contributions - 330 units, $625 per unit	206,250

Net loss for the year ended October 31, 2012	(13,129,401)

Balance at October 31, 2012	$6,523,251

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended
	October 31, 2012	October 31, 2011

Cash Flows from Operating Activities
Net loss	$(13,129,401)	$(1,929,012)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,427,820	19,001
Write-off of loan costs included with interest expense	120,914	—
Loss on sale of assets held for sale	1,462	45,000
Impairment of long-lived assets	4,375,375	175,743
Other	9,771	(5,974)
Changes in operating assets and liabilities:
Accounts receivable	(150,129)	(84,893)
Inventories	3,385,969	(3,602,931)
Prepaid costs and other	(30,460)	(203,679)
Accounts payable	3,150,041	337,159
Accrued expenses	120,436	51,824
Net cash used for operating activities	(718,202)	(5,197,762)

Cash Flows from Investing Activities
Capital expenditures	(550,991)	(1,037,013)
Proceeds from disposal of assets held for sale	400	200,000
Payments for certificates of deposit	—	(774,820)
Proceeds from maturing certificates of deposit	255,923	518,897
Net cash used for investing activities	(294,668)	(1,092,936)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(8,143)
(Decrease) increase in line-of-credit, net	(610,500)	610,500
Proceeds from note payable	250,000	—
Proceeds from long-term debt	1,038,000	—
Payments on long-term debt	(469,495)	(1,668)
Capital contributions	206,250	—
Net cash provided by financing activities	414,255	600,689

Net Decrease in Cash and Cash Equivalents	(598,615)	(5,690,009)

Cash and Cash Equivalents at Beginning of Period	662,946	6,352,955

Cash and Cash Equivalents at End of Period	$64,331	$662,946

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended
	October 31, 2012	October 31, 2011

Supplemental Cash Flow Information
Interest expense paid	$327,220	$—
Capitalized interest paid	81,910	278,290

Supplemental Schedule of Non-cash Investing and Financing Activities
Construction-in-progress in accounts payable	$—	$474,553
Construction-in-progress in accrued expenses	—	25,825
Property, plant and equipment in accounts payable	325,925	3,929
Assets held for sale reclassified to construction-in-progress	—	529,000
Prepaid costs reclassified to construction-in-progress	—	95,000
Amortization of loan fees, discounts and prepaid costs capitalized as construction-in-progress	5,318	127,864
Payment of construction-in-progress with escrow deposit	—	6,302,796

Notes to Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Notes to Financial Statements
October 31, 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Soy Energy, LLC, an Iowa limited liability company, (the Company) operates a 30 million gallon per year (MGY) production biodiesel facility in Mason City, Iowa. The Company produces and sells biodiesel, glycerin and soapstock. The Company commenced operations in January 2012. Prior to January 2012, the Company was in the development stage. On October 22, 2012, the Company shut down its biodiesel facility due to difficult market conditions, continued production challenges, and low working capital.

Fiscal Reporting Period

The Company adopted a fiscal year ending October 31 for financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters, among others, the carrying value of long-lived assets and the assumptions related to impairment testing and inventory valuation. Actual results may differ from previously estimated amounts and such differences may be material to the financial statements.

Revenue Recognition

The Company generally sells biodiesel and related products pursuant to marketing agreements. Revenues are recognized when the marketing company (the "customer") has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

On August 16, 2012, the Company entered into a tolling agreement with an unrelated party. The Company's revenue from the agreement is based on a processing fee which is earned as biodiesel is produced. Additionally, the Company shares in related profits/losses associated with the sale of biodiesel produced for the unrelated party based on the terms defined within the tolling agreement.

Cash and Cash Equivalents

The Company considers all liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents.

At times throughout the year, cash and cash equivalents balances exceeded amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced losses relative to cash and cash equivalents, and does not believe such accounts are at a significant risk of loss.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

Accounts receivable are recorded at estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2012 and 2011, the Company was of the belief that such accounts would be collectable and thus an allowance was not considered necessary.

SOY ENERGY, LLC
Notes to Financial Statements
October 31, 2012

Inventory

Inventories consists of raw materials, work in process, and finished goods. Raw materials are stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Work in process and finished goods are stated at the lower of average cost or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated over estimated service lives of related assets using the straight-line method of accounting. Property, plant and equipment undergoing development that is not in service is shown in the balance sheet as construction-in-progress and is not depreciated. Estimated service lives computing depreciation for financial reporting are as follows:

Description	Minimum Years	Maximum Years
Land improvements	20	39
Buildings	7	39
Equipment	2	20

Ordinary maintenance and repairs are expensed as incurred. Cost of renewals and betterments are capitalized in appropriate property and equipment accounts and depreciated as discussed above.

The Company capitalizes construction costs as construction-in-progress until the assets are placed in service. The Company had construction-in-progress of approximately $0 and $9,903,000 as of October 31, 2012 and October 31, 2011, respectively, relating to the Mason City, Iowa plant improvements.

Long-Lived Assets

The Company reviews its long-lived assets, such as property, plant and equipment and other assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

The Company recorded impairment charges of approximately $1,225,000 and $176,000 on assets held for sale and $3,150,000 and $0 on property, plant and equipment for the years ended October 31, 2012 and 2011, respectively. In determining the net realizable value of the assets held for sale and property, plant and equipment, the Company has made assumptions concerning the future of the renewable fuels industry, the potential uses of the property and current discussions to sell the Mason City, Iowa facility, which fall within level 2 of the fair value hierarchy. Given the uncertainties in the renewable fuels industry, should management be required to adjust the carrying value of these assets at some future point in time, the adjustment could be significant and could significantly impact the Company's financial position and results of operations. No adjustment has been made to these financial statements for this uncertainty.

Debt Issuance Costs

Loan costs are capitalized and amortized to interest expense over the terms of the related loans using the effective interest rate method.

As noted in Note 7, the Company wrote-off debt issuance costs of approximately $121,000 in fiscal 2012. Prior to the write-off, the Company has unamortized debt issuance costs of approximately $136,000 at October 31, 2011. Accumulated amortization at October 31, 2011 $23,000.

SOY ENERGY, LLC
Notes to Financial Statements
October 31, 2012

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

Based on the results of management's evaluations for the years ended October 31, 2012 and 2011, the Company does not have any material uncertain tax positions to be accounted for in the accompanying financial statements. Consequently, no liability is recognized in the accompanying balance sheets for unrecognized income tax positions. Further, no interest or penalties have been accrued or charged to expense as of October 31, 2012 and 2011 or for the years then ended.

The Company files income tax returns in the U.S. federal and Iowa state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.

Net Loss per Unit

Basic net loss per unit is computed by dividing net loss by the weighted average number of members' units outstanding during the period. Diluted net loss per unit is computed by dividing net loss by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the 2012 and 2011 periods; accordingly, the Company's basic and diluted net loss per unit is the same for all periods presented.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs includes:

1.	Quoted prices in active markets for similar assets or liabilities.

2.	Quoted prices in markets that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.

3.	Inputs that are derived primarily from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

SOY ENERGY, LLC
Notes to Financial Statements
October 31, 2012

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company believes the carrying value of cash and cash equivalents, escrow deposit, debt service reserve, accounts payable, and other financial working capital items approximate fair value due to the short maturity nature of these instruments. The Company believes the carrying amount of the long-term debt approximates the fair value due to terms of the debt approximating the current market interest rates including the default interest being charged.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. Except for the impairment charge noted above, no events occurred in fiscal 2012 or 2011 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a non-recurring basis.

Reclassifications

The Company made reclassifications to the Balance Sheet at October 31, 2011 and the Statement of Cash Flows for 2011 to conform to classifications for 2012. These reclassifications had no effect on member's equity or net income as previously presented.

2.    GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. On January 1, 2012, the Company commenced operations and transitioned from a "development stage company" to an "operating company". The Company incurred losses of $13,129,401 in 2012 including impairment charges of $4,375,375 and had previously incurred losses in fiscal 2011 while it was in the development stage that were larger than anticipated. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the Company is out of compliance with certain provisions of the term loan agreements as described in Note 7. As a result, the Company reclassified its term loans of approximately $5,147,000 as current. If the Company's lenders exercised their rights to accelerate debt maturities, the Company would not have adequate available cash to repay amounts outstanding.

On October 22, 2012, the Company shut down its biodiesel facility due to market conditions, continued production challenges and negative working capital.

In May 2013, the Company entered into a sales agreement to sell substantially all plant assets in exchange for $11,000,000 in cash and a note for $5,600,000. The sale is contingent on member approval and certain closing conditions. The buyer agreed to advance up to $750,000 as part of the purchase price for working capital needs. Should the sale not close, the Company would owe amounts advanced under the agreement. See Note 13 for additional details surrounding the sales agreement.

3.     ESCROW DEPOSITS

The Company has an agreement with its main lender to maintain an escrow account for the funds utilized to purchase the plant improvements. The balance of the escrow deposit fund was approximately $380,000 at October 31, 2012 and 2011. In January 2013, control of the escrow account was transferred to its lender due to the default disclosed in Note 7.

4.     DEBT SERVICE RESERVE

The Company entered into an agreement with its main lender whereby the Company deposited $150,000 into an interest bearing account. In the event that the Company failed to make any required payment under the loan agreements when due, the lender may disburse funds from the debt service reserve to pay any such shortfall. The balance of the debt service reserve was approximately $151,000 at October 31, 2012 and 2011. In January 2013, control of the debt service reserve account was transferred to its lender due to the default disclosed in Note 7.

SOY ENERGY, LLC
Notes to Financial Statements
October 31, 2012

5.    INVENTORIES

At October 31, 2012 and 2011, inventories are composed as follows:

	October 31, 2012	October 31, 2011
Raw materials	$166,053	$1,691,724
Work-in-progress	—	200,000
Finished goods	50,909	1,711,207

	$216,962	$3,602,931

6.    ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar equipment and fall within level 2 of the fair value hierarchy.

Amounts included in assets held for sale are as follows:

	October 31, 2012	October 31, 2011
Land	$250,262	$250,262
Equipment	400,000	1,625,375
Total assets held for sale	$650,262	$1,875,637

The assets held for sale were written down to net realized value after completing the long-lived asset valuation analysis. The resulting impairment charges of approximately $1,225,000 and $176,000 were included in earnings for the years ended October 31, 2012 and 2011, respectively.

In January 2013, the Company sold the land for approximately $256,000.

7.    LONG-TERM DEBT

Term Loans

The Company has a term loan with a financial institution at a fixed rate of 5.0% until October 2016. The interest rate will then adjust to the greater of the five-year LIBOR swap rate plus 3.5% or 5.0%. Upon Event of Default, the interest rate will adjust to the lesser of 4.0% plus the otherwise applicable rate and the maximum interest rate which borrower may pay by law. At October 31, 2012, the Company was in default on the loan, related to both financial and non-financial covenant violations more fully described below, and the default rate of interest was 9.0%. The Company makes monthly interest only payments on the term loan until November 1, 2011, followed by 120 monthly principal and interest payments of approximately $64,000 until maturity at maturity in September 2021. Amounts outstanding totaled approximately $5,529,000 and $5,998,000 at October 31, 2012 and 2011, respectively.

The Company has a non-interest bearing note with the same financial institution for $77,595 which will be due in full in September 2021. Upon Event of Default, the interest rate will be 4.0% per annum until the Event of Default is cured or until the loan is paid in full. The carrying value of the loan is shown net of unamortized discount of $0 and $25,000 as of October 31, 2012 and October 31, 2011, respectively, calculated using a 5.0% market interest rate. In 2012, the Company was in default on the loan, related to both financial and non-financial covenant violations, resulting in the amortization of the discount of approximately $23,000. The amortization of the debt discount is recognized as interest expense.

The term loans are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions, capital expenditures, and require minimum debt service coverage requirements. In June and July 2012, the Company received written notices of default (the "Notices") from our lender. The Notices provided that the Company was not in compliance with the provisions of its term loan agreements related to properly naming its lender as an insured party, delivery of fully executed copies of subordinated intercreditor agreements satisfactory to the lender prior to obtaining any subordinated

SOY ENERGY, LLC
Notes to Financial Statements
October 31, 2012

loan, allowing mechanics liens to be filed against the property and untimely submission of monthly financial information. Additionally, the Company is not in compliance with its debt to equity ratio requirement.

Since the Company has not received waivers for actual or future violations, the Company has classified approximately $5,147,000 of this debt as current and has written-off the related debt issuance costs to interest expense of approximately $121,000 in fiscal 2012. The Company is currently operating under a forbearance agreement with the lender until July 31, 2013.

Convertible Subordinate Notes

The Company issued convertible subordinated notes with a 12.0% interest rate. The Company owes semiannual interest payments beginning May 2012 until the notes become due and payable in October 2017. The Company has the right to defer all interest payments until the notes are redeemed, converted, or mature. Accrued interest on the notes totaled approximately $62,000 as of October 31, 2012. The notes are convertible any time after October 31, 2015 and prior to the maturity date at book value per unit at the time of the conversion. The Company does have convertible debt, which if it were exercisable would result in an additional 5,228 member units at October 31, 2012. The notes may be redeemed by the Company any time after April 30, 2014 without penalty or premium. The Company's borrowings through the convertible subordinated notes include $480,000 from related parties.

Amounts included in long-term debt are as follows:

	October 31, 2012	October 31, 2011
Term loan	$5,528,837	$5,998,332
Term loan	77,595	52,552
Subordinated debt	1,048,111	—
Total long-term debt	6,654,543	6,050,884
Less current maturities	5,606,432	473,826
	$1,048,111	$5,577,058

The estimated maturities of long-term debt, net of unamortized discount, at October 31, 2012 are as follows:

2013	5,606,432
2014	—
2015	—
2016	—
2017	1,048,111
Total	$6,654,543

8.    LINE OF CREDIT

The Company had available a $4,000,000 line-of-credit, subject to certain borrowing limitations from a financial institution, which originally matured on October 31, 2012 bearing a variable rate of interest equal to the greater of the Wall Street Journal Prime Rate plus 1.00% or 6.00%. Advances on the line-of-credit shall not exceed $2,000,000 until the facility was fully operational and profitable as determined by the financial institution. The outstanding balance of the line-of-credit was paid in full on August 28, 2012 and the line was subsequently terminated. The Company owed $610,500 on the line-of-credit at October 31, 2011. The line of credit is secured by a real estate mortgage on the Company's Marcus, Iowa property and a first lien on the Company's accounts receivable, inventory, including prepaid deposits for the purchase of inventory, deposit and hedging accounts and assets held for sale.

SOY ENERGY, LLC
Notes to Financial Statements
October 31, 2012

9.    NOTE PAYABLE

The Company has a note payable for $250,000 with a financial institution bearing interest at 4.5%, maturing on July 30, 2013. The note is secured by a real estate mortgage on the Company's Marcus, Iowa property and guaranteed by two members of the Company's Board of Directors.

In January 2013, the Company sold the Marcus, Iowa property and the note payable was retired in its entirety upon settlement.

10.     MEMBERS' EQUITY

During the year ended October 31, 2012, the Company issued 330 units at a price of $625 per unit, which resulted in total proceeds of $206,250.

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

11.     INCOME TAXES

The Company adopted a December 31 year-end for income tax reporting. Estimated differences in total assets and liabilities for financial and income tax reporting are as follows:

	October 31, 2012	October 31, 2011
Financial statement basis of total assets	$18,145,791	$27,229,381
Add: - Start up and organizational costs	3,988,491	3,078,400
- Impairment of long lived assets non expensed
for income tax reportings	5,179,714	1,508,521
- Debt issuance costs written-off
but amortized for income tax reportings	121,591	—
Subtract: -Accumulated tax depreciation and amortization
greater than financial statement basis	(1,293,533)	—
- Interest, insurance and amortization of debt
issuance costs capitalized for financial
but expensed for income tax reportings	(407,859)	—

Income tax basis of total assets	$25,734,195	$31,816,302

There are no significant differences in liabilities for financial and income tax reporting purposes at October 31, 2012 and 2011.

12.    COMMITMENTS AND CONTINGENCIES

Construction Agreement

On August 11, 2010, the Company entered into a construction agreement with an unrelated party (contractor) for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feedstocks. The initial Guaranteed Maximum Price of the project was $8,000,000. The plant was put into service in January 2012. The retaintage payable related to this contract approximates $374,000 at October 31, 2012 and 2011 and is included in accounts payable in the balance sheet.

SOY ENERGY, LLC
Notes to Financial Statements
October 31, 2012

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

In May and August 2012, subcontractors of the general contractor that performed the conversion to allow corn oil processing and maintenance of the plant filed mechanics liens and a lawsuit to foreclose on the mechanics lien against the Company seeking payment of retainage amounts as well as other costs beyond the scope of the original contract totaling approximately $850,000. As of October 31, 2012, the Company has accrued approximately $850,000 related to the subcontractors claim.

The Company is involved with other claims and lien disputes related to the construction at the plant and operational issues. The Company is working to settle these vendor payables with the anticipated proceeds from the sale of the plant assets.

Marketing Agreement

On August 12, 2010, the Company entered into a marketing agreement with an unrelated party whereby the marketer would sell and market all of the biodiesel produced by the Company. The agreement commenced on the effective date, August 12, 2010, and has an initial term of two years from the date when the Company first delivered biodiesel pursuant to the marketing agreement with options to renew for additional terms. The agreement is set to terminate in December 2013. This agreement may also be terminated by mutual consent of both parties.

Agreement for Private Development

On February 3, 2011, the Company entered into a development agreement with the City of Mason City, Iowa providing for the payment of semi-annual tax increments to the Company for five years, beginning December 1, 2012, on the construction of the existing facility and eight years, beginning December 1, 2013, on the expansion of the existing facility totaling up to, but not to exceed, approximately $623,000. The Company agreed to meet certain employment related hiring and retention requirements through December 31, 2021. The Company met the hiring and retention requirements of the agreement through October 2012 making them eligible for the semi-annual tax increment payments payable in December 2012 and June 2013; however, the Company does not anticipate payments subsequent to June 2013 due to the shutdown of the facility in October 2012.

Tolling Agreement

On August 16, 2012, the Company entered into a tolling agreement with an unrelated party. The agreement provides for the unrelated party to be the exclusive supplier of feedstock processed at the Company's facility as well as the primary buyer. The agreement runs through December 31, 2013 and renews for successive one year terms thereafter unless written notice is given by either party at least 30 days prior to expiration. The agreement provides for specified operating performance as well as variability to changing commodity prices. The Company's revenue from the agreement is based on a processing fee subject to the production of the plant during a given time period. Additionally, the Company shares in related profits/losses associated with the sale of biodiesel produced under the tolling agreement.

13.     SUBSEQUENT EVENTS

Asset Sales Agreement

On May 1, 2013, the Company entered into an asset sales agreement with a buyer for the sale of substantially all assets of the Company. The estimated sales price totaled $16,600,000, of which $11,000,000 would be paid in cash and $5,600,000 would be issued in the form of a term note. The term note includes interest at 5%. The term note provides the buyer to pay interest only for the first eight months of the term with principal and interest owed thereafter to fully amortize the note by 2019. The note may be repaid prior to maturity based on excess cash flows generated by the assets sold to the buyer during the term of the promissory note. The Company would use the proceeds from the close of the asset sales agreement to settle substantially all of its liabilities, which the Company would retain in the event of the acceptance of the agreement from the Company's members. The remaining proceeds and the subsequent term note payments would be pro-ratably distributed amongst its members.

SOY ENERGY, LLC
Notes to Financial Statements
October 31, 2012

The buyer has set aside up to $750,000, which the Company can access to pay working capital expenses of the Company through August 15, 2013, which in the event of close, would be deducted from the purchase price. In the event of the termination of the agreement, any advances made to the Company would be due and payable to the buyer with interest accrued from the date of the advance until paid in full at a rate of 8% per annum, plus the cost of collection.

The sales agreement includes a termination fee of between $500,000 and $1,000,000 under certain conditions if the sale is terminated. In the event that the sale does not close by July 15, 2013, the Company is subject to penalties initially at $5,000 per day, but increasing over time, limited to $1,050,000.

Notes Payable

In November 2012, the Company entered into a note payable, advanced in multiple installments, totaling $320,000 with a financial institution bearing interest at 4.5%, maturing on May 21, 2013. The note is secured by the equipment held for sale as described in Note 6 and guaranteed by all eight members of the Company's Board of Directors. As of the date of this report, the note payable remains due in addition to the accrued interest on the note. The Company anticipates using proceeds from the asset sales agreement to settle this note.

In March 2013, the Company entered into a note payable for $50,000 with a financial institution bearing interest at 4.5%, maturing on July 27, 2013. The note is secured by the equipment held for sale as described in Note 6 and guaranteed by all eight members of the Company's Board of Directors. The Company anticipates using proceeds from the asset sales agreement to settle the note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer (the principal executive and financial officer), Jeff Oestmann, has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2012. Based on this review and evaluation, this officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. More specifically, the Company has a limited number of personnel in finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced segregation of duties. Management recognizes that this is a material weakness. We continue to evaluate internal control improvements to provide greater segregation and internal controls.

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

Management, including our Chief Executive and Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of October 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a smaller reporting company, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2012 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICES AND CORPORATE GOVERNANCE

Biographical Information For Directors, Officers and Significant Employees

Charles Sand, Chairman and Director, Age 71. Since 1961, Mr. Sand has been involved in his family's grain, feed, seed and agronomy business. Mr. Sand is the current chairman of Sand Seed Service, Inc. and Iowa Fertilizer Sales, Inc. Mr. Sand is past president of the Iowa Grain & Feed Association, the Iowa Seed Association and the Northern Seedsmen Association. He currently serves on the board of directors for West Iowa Banc Corp., a private company and as the president of Production Acres, Inc. Mr. Sand has served as our Chairman and a director since February 24, 2006. Mr. Sand previously served as our Chief Executive Officer. Mr. Sand's term of office expires at the Company's 2013 annual meeting. Mr. Sand is the first cousin of Mr. Ron Wetherell, who sits on the Board and is our Vice Chairman.

Ron Wetherell, Vice Chairman and Director, Age 68. For over 40 years, Mr. Wetherell has been the owner and operator of Wetherell Manufacturing Company, a designer and manufacturer of farm implements, hydraulic cylinders, and truck utility bodies located in Cleghorn, Iowa. In addition, Mr. Wetherell is the owner of Wetherell Cable TV, a business located in Cleghorn, Iowa that services six cable television systems in northwest Iowa. Mr. Wetherell is the current chairman of the board of Little Sioux Corn Processors, LLC located in Marcus, Iowa, formerly a publicly reporting company, and is on the board of directors of Siouxland Ethanol, LLC located in Jackson, Nebraska. Mr. Wetherell has served as our Vice Chairman and a director since February 24, 2006. Mr. Wetherell's term of office expires at the Company's 2013 annual meeting.

Doug Lansink, Secretary and Director, Age 55. For the past 30 years, Mr. Lansink has operated a livestock and grain farm in Ida County, Iowa. Mr. Lansink also is a director of Little Sioux Corn Processors, LLC located in Marcus, Iowa, formerly a publicly reporting company. Mr. Lansink has served as our Secretary and a director since February 24, 2006. Mr. Lansink's term of office expires at the Company's 2013 annual meeting.

Dallas Thompson, Treasurer and Director, Age 32. Mr. Thompson graduated in 2003 from Iowa State University with a degree in Agricultural Studies. As a student, Mr. Thompson attended the New Century Farms Program with young farmers from across the nation. Upon graduation, Mr. Thompson returned to his family farm near Kingsley, Iowa, where he raises corn, soybeans and hogs. Mr. Thompson sits on the board of Plymouth County Farm Bureau, a private company. Mr. Thompson has served as a director since February 24, 2006 and as our Treasurer since July 14, 2006. Mr. Thompson previously served as our Chief Financial Officer. Mr. Thompson's term of office expires at the Company's 2014 annual meeting.

Darrell Downs, Director, Age 75. Prior to his retirement in 1994, Mr. Downs was employed by Moorman Manufacturing Company for 38 years. Mr. Downs has served as the mayor of Marcus, Iowa for the past twelve years. Mr. Downs also received the Iowa Volunteer Award in 2003. Mr. Downs sits on the board of directors of Little Sioux Corn Processors, LLC, formerly a publicly reporting company, and on the board of directors of Siouxland Ethanol, LLC in Jackson, Nebraska. Mr. Downs has served as a director since February 24, 2006. Mr. Downs's term of office expires at the Company's 2014 annual meeting.

Dave Langel, Director, Age 59. Mr. Langel has been a full time grain farmer in LeMars, Iowa since 1975. In addition, Mr. Langel is a former director of Life Skills Training Center in Le Mars, Iowa. Mr. Langel has served as a director since February 24, 2006. Mr. Langel's term of office expires at the Company's 2014 annual meeting.

Charles Getting, Director, Age 62. For the past 34 years, Mr. Getting has owned and operated a grain and livestock farm near Sanborn and Sheldon, Iowa. Prior to returning home to farm, Mr. Getting was employed in sales and marketing by Wilson & Company in Minneapolis, Minnesota. Mr. Getting has served as a member of the board of directors and officer of Ritter Farmers Elevator Co., and as a board member and president of Farmer Coop Oil Company. Mr. Getting has been a past president and board member of directors of O'Brien County Funeral Association which owns funeral homes in Sanborn, Iowa and Hartley, Iowa. Mr. Getting is currently a director of the Sanborn Savings Bank. Mr. Getting has served on the Board since February 24, 2006. Mr. Getting's term of office expires at the Company's 2015 Annual Meeting.

Daryl Haack, Director, Age 70. For the past 40 years, Mr. Haack has farmed approximately 900 crop acres in O'Brien County generally dedicated to corn and soybeans. In addition, Mr. Haack is one of 18 shareholders in a swine-finishing corporation and serves as the corporation's board chairman. The swine-finishing corporation is not a publicly reporting company. He is a nine year member of the Iowa Corn Promotion Board and is a six year member of the National Corn Grower Association. Mr. Haack sits on the board of directors and is past president of Little Sioux Corn Processors, LLC, formerly a publicly reporting company, is a director and president of D & A Haack Farms, Inc. and sits on the board of directors of Grandpa Pork, a private company. Mr. Haack has served on the Board since February 24, 2006. Mr. Haack's term of office expires at the Company's 2015 Annual Meeting.

Jeff Oestmann, Chief Executive Officer/Chief Financial Officer, Age 49. Jeff Oestmann is currently the President & CEO of Soy Energy LLC since April of 2012. Prior to Soy Energy, Oestmann worked for Cargill for eighteen years. Three of those years were spent in operations, Eight years in Minneapolis doing various commercial jobs such as trading, sales & marketing. Five years in Geneva, Switzerland trading Global Ethanol, European Bio-Fuels Business Development and Energy Marketing. Oestmann also served as chairman of the Renewable Fuels Association's (RFA) Fuel Cell Task Force and was a member of the RFA Market Development Committee. Today Oestmann sits on the Iowa Biodiesel Board. Prior to Cargill, Oestmann served eleven years in the U.S. Marine Corps, with various roles around the world. Oestmann received a degree in International Business and Management from the University of Nebraska, Omaha.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely on a review of the copies of such reports furnished to us and written representations from our officers and directors, all Section 16(a) filing requirements were complied with during the fiscal year ended October 31, 2012, with the exception of one Form 4 filed late by Mr. Sand.

Code of Ethics

The Board has not adopted a Code of Ethics that sets forth standards regarding matters such as honest and ethical conduct, compliance with the law, and full, fair, accurate, and timely disclosure in reports and documents that we file with the SEC and in other public communications.

Audit Committee

The Company has a separately-designated standing audit committee. The Board appointed Daryl Haack (chairperson), Doug Lansink and Dallas Thompson to the audit committee. The audit committee does not operate under a charter. The audit committee held four meetings during the Company's 2012 fiscal year and each of the committee members attended at least 75% of the audit committee meetings. The audit committee is exempt from the independence listing standards because the Company's securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, Daryl Haack and Doug Lansink are independent within the definition of independence provided by NASDAQ Rule 5605(a)(2) and the more stringent requirement for audit committee members under NASDAQ Rule 5605(c)(2). Dallas Thompson is not independent under this definition because he was an executive officer of the Company within the last three years. We do not have an audit committee financial expert serving on our audit committee because no member of the Board has the requisite experience and education to qualify as an audit committee financial expert as defined in Item 407 of Regulation S-K and the Board has not yet created a new director position expressly for this purpose. The Board intends to consider such qualifications in future nominations to the Board and appointments to the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

We do not currently have an executive compensation committee. The Board believes this is reasonable since the Company only recently commenced operations. The Board has not adopted an executive compensation committee charter.

Summary Compensation Table

We compensate our Chief Executive and Interim Chief Financial Officer, Jeff Oestmann based on a set salary established by the board of directors. Steve Nath was the Company's Chief Financial Officer for a portion of the Company's 2012 fiscal year and he was compensated based on a set salary established by the board of directors. We did not compensate Dallas Thompson or Charles Sand during the time when they served as the Company's principal officers. As of June 13, 2013, none of our directors or officers had any options, warrants, or other similar rights to purchase our securities.

Name and Principal Position	Fiscal Year	Cash Compensation	Total Compensation
Jeff Oestmann, CEO/Interim CFO	2012	$85,846	$85,846

Steve Nath, Former CFO	2012	$36,000	$36,000

Charles Sand, Former CEO	2012	—	—
	2011	—	—

Dallas Thompson, Former CFO	2012	—	—
	2011	—	—

Compensation Discussion and Analysis

Mr. Sand and Mr. Thompson did not receive any compensation for their roles as Chief Executive Officer and Chief Financial Officer, respectively, but are reimbursed for out-of-pocket expenses related to service to the Company. When Mr. Oestmann was appointed Chief Executive Officer, he entered into an oral agreement for at-will employment with the Company. Mr. Oestmann receives compensation based on a set salary. The Company does not have any employment related agreements with any other employees. The Board establishes the compensation paid to the Company's Chief Executive Officer and any adjustments to this compensation are considered an approved by the board. Mr. Oestmann is not present during any board level deliberations regarding his compensation. Mr. Oestmann has been delegated authority by the board to establish compensation for the Company's other employees who report to him. The Company does not have any bonus, deferred compensation, equity compensation or other compensation arrangements.

DIRECTOR COMPENSATION

The table below shows the compensation paid to each of our directors for the fiscal year ended October 31, 2012.

		Fees Earned or Paid	All Other
Name	Fiscal Year	in Cash	Compensation	Total Compensation
Charles Sand	2012	$—	$—	$—
Ron Wetherell	2012	—	—	—
Doug Lansink	2012	—	—	—
Dallas Thompson	2012	—	—	—
Darrell Downs	2012	—	—	—
Charles Getting	2012	—	—	—
Daryl Haack	2012	—	—	—
Dave Langel	2012	—	—	—

Reimbursement of Expenses

We reimburse our directors for expenses incurred in connection with their service. Our reimbursement policy is to reimburse our directors for all out-of-pocket expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

No person or entity beneficially owns 5% or more of our membership units. As of June 13, 2013, members of our board of directors and management beneficially own membership units in the Company as set forth below. Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, a person named in the table below has sole voting and sole investment power for all units beneficially owned by that person. Each of our directors and executive officers can be contacted at Soy Energy's address, Soy Energy, LLC, 4172 19th Street SW, Mason City, IA 50401.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Units	Charles Sand, Director (1)	690	2.07%
Units	Ron Wetherell, Director (2)	120	*
Units	Doug Lansink, Director (3)	80	*
Units	Dallas Thompson, Director	171	*
Units	Darrell Downs, Director (4)	75	*
Units	Charles Getting, Director (5)	126	*
Units	Daryl Haack, Director(6)	80	*
Units	Dave Langel, Director (7)	111	*
Units	Jeff Oestmann, CEO/CFO	—	*
	Total:	1,453	4.36%
(*) Indicates that the membership units owned represent less than 1% of the outstanding units.

(1)	Charles Sand is the sole owner of 240 membership units. In addition, Charles Sand is the CEO, director, and 12.7% owner of Sand Seed Service, Inc. which owns an additional 450 shares.

(2)	Ronald Wetherell's units are held jointly with his spouse, Sandra Wetherell.

(3)	Doug Lansink's units are held jointly with his spouse, Teresa Lansink.

(4)	Darrell Downs's units are held jointly with his spouse, Doris Downs.

(5)	Charles Getting's units are held jointly with his spouse, Joanne Getting.

(6)
Daryl Haack's units are held in the name of the Daryl J. Haack Revocable Trust. Mr. Haack beneficially owns 20 units which are owned by the Alyda C. Haack Revocable Trust, of which Mr. Haack's wife is the grantor.

(7) Dave Langel beneficially owns 86 units held in the name of City Farms, Inc. of which Dave Langel is a joint owner with his wife Paula Langel. Dave Langel holds 25 units jointly with his spouse, Paula Langel.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During our fiscal year ended October 31, 2012, we engaged in related party transactions with certain of our directors who invested in the Company. These directors provided subordinated convertible loans to us on the same terms as other investors. These subordinated loans accrued interest at a rate of 12% per year. The maturity date of the loans was October 31, 2017, unless these loans were repaid earlier or converted into equity in the Company. Interest was payable annually, however, we have the right to defer interest payments which would be added to the principal of the loans. After October 31, 2015, holders of the subordinated loans could convert those loans into the Company's membership units. Amounts outstanding on the subordinated loans would be converted to membership units in the Company's based on the book value per unit at the time the loans are converted.

Our directors and their family members made loans to the Company in the original amounts set forth below:

Director Name		Amount of Loan
Darrell Downs		25,000
Doug Lansink		50,000
Dallas Thompson(1)		120,000
Daryl Haack		25,000
Ron Wetherell		30,000
Chuck Sand		80,000
Dave Langel		100,000
Chuck Getting		50,000
	TOTAL	480,000
(1) Loan made by the father of Dallas Thompson.

Director Independence

During our fiscal year ended October 31, 2012, each of our directors were independent, as defined by NASDAQ Rule 5605(a)(2), with the exception of Charles Sand and Dallas Thompson because they were executive officers of the Company within the last three years. In evaluating the independence of our directors, we considered the following factors as set forth in NASDAQ Rule 5605(a)(2): (i) the business relationships of our directors; (ii) positions our directors hold with other companies; (iii) family relationships between our directors and other individuals involved with the Company; (iv) transactions between our directors and the Company; and (v) compensation arrangements between our directors and the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal independent registered public accountants Boulay, Heutmaker, Zibell & Co. (BHZ) to the Company for the fiscal years ended October 31, 2012 and 2011 are as follows:

Category	Year	Fees
Audit Fees	2012	$108,744
	2011	74,540
Audit-Related Fees(1)	2012	—
	2011	13,448
Tax Fees	2012	—
	2011	—
Tax Related Fees	2012	—
	2011	—
(1) Audit-Related Fees includes fees related to consulting on contracts and debt agreements.
Prior to engagement of our independent registered public accounting firm to perform audit services for the Company, such firm was pre-approved by the audit committee.
One hundred percent (100%) of all audit services, audit-related services and tax-related services were pre-approved by the Board.

PART IV

ITEM 15. EXHIBITS.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 16 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of Soy Energy, LLC, filed with the Iowa Secretary of State on December 15, 2005.		Exhibit 3.1 to the registrant's Form 10 filed with the Commission on February 28, 2008.
3.2	Amended and Restated Operating Agreement dated June 24, 2010.		Exhibit 3.2 to the registrant's Form 10-K filed with the Commission on January 31, 2011.
10.1	Master Contract between Iowa Department of Economic Development to Soy Energy, LLC, dated January 10, 2007.		Exhibit 10.3 to the registrant's Form 10 filed with the Commission on February 28, 2008.
10.2	Crude Corn Oil Purchase Agreement dated June 24, 2008, between Soy Energy, LLC and Little Sioux Corn Processors LLLP		Exhibit 10.9 to the registrant's Form 10 Amendment No. 2 filed with the Commission on September 12, 2008.
10.3	Crude Corn Oil Purchase Agreement dated August 15, 2008, between Soy Energy, LLC and Siouxland Ethanol, LLC.		Exhibit 10.12 to the registrant's Form 10 Amendment No. 2 filed with the Commission on September 12, 2008.
10.4	Asset Purchase Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated April 2, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.5	Loan Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated April 2, 2010.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.6	Phase I Engineering Agreement between Ball Industrial Services, LLC and Soy Energy, LLC dated April 6, 2010.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.7	Termination and Settlement Agreement between New Equity, LLC, Outsource Services Management, LLC, OSM-REO FF, LLC, and Soy Energy, LLC dated March 31, 2010.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on June 14, 2010.
10.8	Construction and Design Agreement between Ball Industrial Services, LLC and Soy Energy, LLC dated August 11, 2010.		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.9	Non-Pooled Biodiesel Marketing Agreement between RPMG, Inc. and Soy Energy, LLC dated August 12, 2010.+		Exhibit 10.6 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.10	Amendment to Asset Purchase Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated August 13, 2010.		Exhibit 10.7 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.11	First Amendment to Amended and Restated Loan Agreement between OSM-REO FF, LLC and Soy Energy, LLC dated March 18, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 22, 2011.
10.12	Loan Agreement between First Citizens National Bank and Soy Energy, LLC dated October 17, 2011.		Exhibit 10.12 to the registrant's Form 10-K filed with the Commission on February 14, 2012
10.13	Promissory Note between First Citizens National Bank and Soy Energy, LLC dated October 17, 2011.		Exhibit 10.13 to the registrant's Form 10-K filed with the Commission on February 14, 2012
10.14	Agricultural Security Agreement between First Citizens National Bank and Soy Energy, LLC dated October 17, 2011.		Exhibit 10.14 to the registrant's Form 10-K filed with the Commission on February 14, 2012

10.15	Feedstock and Biodiesel Sale and Service Agreement between Soy Energy and Bunge North America, Inc. dated August 16, 2012.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on October 9, 2012.
10.16	Eiler Capital Advisors Engagement Agreement between Soy Energy, LLC and Eiler Capital Advisors, LLC dated October 29, 2012.	X
10.17	Forbearance Agreement between Soy Energy, LLC and OSM-REO FF, LLC dated February 15, 2013.	X
10.18	First Amendment to Forbearance Agreement between Soy Energy, LLC and OSM-REO FF, LLC dated April 25, 2013.	X
10.19	Asset Purchase Agreement between Soy Energy, LLC, REG Mason City, LLC and Renewable Energy Group, Inc. dated May 1, 2013.	X
10.20	Plan of Complete Liquidation and Dissolution of Soy Energy, LLC.	X
10.21	Second Amendment to Forbearance Agreement between Soy Energy, LLC and OSM-REO FF, LLC dated May 8, 2013.	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Soy Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2012 and October 31, 2011, (ii) Statements of Operations for the fiscal years ended October 31, 2012 and 2011, (iii) Statement of Changes in Members' Equity, (iv) Statements of Cash Flows for the fiscal years ended October 31, 2012 and 2011, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
(**) Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOY ENERGY, LLC

Date:	June 14, 2013	/s/ Jeff Oestmann
Jeff Oestmann
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 14, 2013	/s/ Jeff Oestmann
Jeff Oestmann
Interim Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 13, 2013	/s/ Charles Sand
Charles Sand, Chairman

Date:	June 13, 2013	/s/ Dallas Thompson
Dallas Thompson, Treasurer

Date:	June 13, 2013	/s/ Douglas Lansink
Douglas Lansink, Secretary

Date:	June 13, 2013	/s/ Ronald Wetherell
Ronald Wetherell, Vice Chairman

Date:	June 13, 2013	/s/ Darrell Downs
Darrell Downs, Director

Date:	June 13, 2013	/s/ Charles Getting
Charles Getting, Director

Date:	June 13, 2013	/s/ Daryl Haack
Daryl Haack, Director

Date:	June 13, 2013	/s/ David Langel
David Langel, Director