Form 10-Q
period 2013-01-31
Soy Energy, LLC
filed 2013-06-20
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2013

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 20, 2013, we had 33,348 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
Condensed Balance Sheets

ASSETS	January 31, 2013	October 31, 2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$199,869	$64,331
Restricted cash	524,993	—
Accounts receivable	17,013	239,015
Contract receivable	253,726	—
Inventories	105,758	216,962
Prepaid cost and other	100,363	134,625
Total current assets	1,201,722	654,933

Property, Plant and Equipment
Land and improvements	—	431,801
Buildings	—	3,682,629
Equipment	—	13,613,377
Accumulated depreciation	—	(1,418,211)
Net property, plant and equipment	—	16,309,596

Other Assets
Assets held for sale	16,709,596	650,262
Escrow deposit	—	379,979
Debt service reserve	—	151,021
Total other assets	16,709,596	1,181,262

Total Assets	$17,911,318	$18,145,791

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$4,329,829	$4,387,831
Accrued expenses	429,603	330,166
Note payable	528,500	250,000
Current maturities of long-term debt	5,606,432	5,606,432
Total current liabilities	10,894,364	10,574,429
	.
Long-Term Debt, Net of Current Maturities	1,109,767	1,048,111

Members' Equity, 33,348 Units Issued and Outstanding	5,907,187	6,523,251

Total Liabilities and Members’ Equity	$17,911,318	$18,145,791

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)

Sales	$49,405	$1,941,937
Costs of Goods Sold	48,185	3,006,545
Gross Profit (Loss)	1,220	(1,064,608)

Operating Expenses
General and administrative	367,229	454,335
Professional fees	86,939	131,821
Total operating expenses	454,168	586,156

Operating Loss	(452,948)	(1,650,764)

Other Income (Expense)
Interest income	64	863
Other income	1,787	1,393
Interest expense	(164,967)	(31,610)
Total other income (expense), net	(163,116)	(29,354)

Net Loss	$(616,064)	$(1,680,118)

Weighted Average Units Outstanding - Basic and Diluted	33,348	33,018

Net Loss Per Unit - Basic and Diluted	$(18.47)	$(50.88)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(616,064)	$(1,680,118)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	—	145,173
Other	64,199	1,338
Changes in operating assets and liabilities:
Accounts receivable	222,002	(579,821)
Inventories	111,204	1,324,908
Prepaid costs and other	34,262	(75,682)
Accounts payable	(58,002)	473,633
Accrued expenses	99,437	4,875
Net cash used for operating activities	(142,962)	(385,694)

Cash Flows from Investing Activities
Capital expenditures	—	(458,192)
Proceeds from disposal of equipment	—	400
Proceeds from maturing certificates of deposit	—	255,923
Net cash used for investing activities	—	(201,869)

Cash Flows from Financing Activities
Proceeds from line-of-credit, net	—	248,222
Proceeds from notes payable	278,500	—
Payments on long-term debt	—	(153,039)
Net cash provided by financing activities	278,500	95,183

Net Increase (Decrease) in Cash and Cash Equivalents	135,538	(492,380)

Cash and Cash Equivalents at Beginning of Period	64,331	662,946

Cash and Cash Equivalents at End of Period	$199,869	$170,566

Supplemental Cash Flow Information
Interest expense paid	$4,869	$29,979
Capitalized interest paid	—	81,910

Supplemental Schedule of Noncash Investing and Financing Activities
Accrued interest added to long-term debt	$61,656	$—
Sale of property and equipment in exchange for contract receivable	250,262	—
Property, plant and equipment in accounts payable	—	12,051
Escrow deposit and debt service reserve reclassified to restricted cash	524,993	—
Property, plant and equipment, net, reclassified to assets held for sale	16,309,596	—
Amortization of loan fees, discounts and prepaid costs capitalized as construction-in-progress	—	5,318
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2012, contained in the Company's Form 10-K.

In the opinion of management, the condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of January 31, 2013 and the results of operations and cash flows for all periods present.

Nature of Business

Soy Energy, LLC, an Iowa limited liability company, (the Company) operates a 30 million gallon per year (MGY) production biodiesel facility in Mason City, Iowa. The Company produces and sells biodiesel, glycerin and soapstock. The Company commenced operations in January 2012. Prior to January 2012, the Company was in the development stage. On October 22, 2012, the Company shut down its biodiesel facility due to market conditions and continued production challenges.

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

Accounts receivable are recorded at estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At January 31, 2013 and October 31, 2012, the Company was of the belief that such accounts would be collectable and thus an allowance was not considered necessary.

Inventories

Inventories consists of raw materials, work in process, and finished goods. Raw materials are stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Work in process and finished goods are stated at the lower of average cost or market.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2013

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated over estimated service lives of related assets using the straight-line method of accounting. As of January 31, 2013, the Company has classified property, plant and equipment as assets held for sale based on the estimated sale as described in Note 9.

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

In accordance with the Company's policy for evaluating impairment of long-lived assets described above, management evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities' estimated useful lives. Management determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at January 31, 2013; therefore, no impairment loss was indicated or recognized.  In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future of the renewable fuels industry, the potential uses of the property and current discussions to sell the Mason City, Iowa facility. Given the uncertainties in the renewable fuels industry, should management be required to adjust the carrying value of these assets at some future point in time, the adjustment could be significant and could significantly impact the Company's financial position and results of operations. No adjustment has been made to these financial statements for this uncertainty.

Fair Value of Financial Instruments

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

2.    GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. On January 1, 2012, the Company commenced operations and transitioned from a "development stage company" to an "operating company". The Company incurred losses of approximately $13,129,000 in 2012 including impairment charges of approximately $4,375,000 and had previously incurred losses in fiscal 2011 while it was in the development stage that were larger than anticipated. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the Company is out of compliance with certain provisions of the term loan agreements as described in Note 5. As a result, the Company reclassified its term loans of approximately $5,147,000 as current. If the Company's lenders exercised their rights to accelerate debt maturities, the Company would not have adequate available cash to repay amounts outstanding.

On October 22, 2012, the Company shut down its biodiesel facility due to market conditions, continued production challenges and negative working capital.

In May 2013, the Company entered into a sale agreement to sell substantially all plant assets in exchange for $11,000,000 in cash and a note for $5,600,000. The sale is contingent on member approval and certain closing conditions. The buyer agreed to advance u

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2013

p to $750,000 as part of the purchase price for working capital needs. Should the sale not close, the Company would owe amounts advanced under the agreement. See Note 9 for additional details surrounding the sale agreement.

3.    INVENTORIES

Inventories consisted of the following:

	January 31, 2013	October 31, 2012
Raw materials	$79,370	$146,053
Finished goods	26,388	50,909
	$105,758	$196,962

4.    ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar assets.

Amounts included in assets held for sale are as follows:

	January 31, 2013	October 31, 2012
Land and improvements	$419,700	$250,262
Buildings	3,457,915	—
Equipment	12,831,981	400,000
Total assets held for sale	$16,709,596	$650,262

5.    LONG-TERM DEBT

Term Loans

The Company has a term loan with a financial institution at a fixed rate of 5.0% until October 2016. The interest rate will then adjust to the greater of the five-year LIBOR swap rate plus 3.5% or 5.0%. Upon Event of Default, the interest rate will adjust to the lesser of 4.0% plus the otherwise applicable rate and the maximum interest rate which borrower may pay by law. At January 31, 2013, the Company was in default on the loan, related to both financial and non-financial covenant violations more fully described below, and the default rate of interest was 9.0%. The Company made monthly interest only payments on the term loan until November 1, 2011, followed by 120 monthly principal and interest payments of approximately $64,000 until maturity at maturity in September 2021.

The Company has a non-interest bearing note with the same financial institution for $77,595 which will be due in full in September 2021. Upon Event of Default, the interest rate will be 4.0% per annum until the Event of Default is cured or until the loan is paid in full. As of January 31, 2013 and in 2012, the Company was in default on the loan, related to both financial and non-financial covenant violations.

The term loans are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions, capital expenditures, and require minimum debt service coverage requirements. The Company received written notices of default (the "Notices") from the lender in which the Company was not in compliance with the provisions of its term loan agreements related to properly naming its lender as an insured party, delivery of fully executed copies of subordinated intercreditor agreements satisfactory to the lender prior to obtaining any subordinated loan, allowing mechanics liens to be filed against the property and untimely submission of monthly financial information. Additionally, the Company is not in compliance with its debt to equity ratio requirement.

Since the Company has not received waivers for actual or future violations, the Company has classified approximately $5,147,000 of this debt as current. The Company is currently operating under a forbearance agreement with the lender until July 31, 2013.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2013

Convertible Subordinate Notes

The Company issued convertible subordinated notes with a 12.0% interest rate. The Company owes semiannual interest payments beginning May 2012 until the notes become due and payable in October 2017. The Company has the right to defer all interest payments until the notes are redeemed, converted, or mature. The notes are convertible any time after October 31, 2015 and prior to the maturity date at book value per unit at the time of the conversion. The Company does have convertible debt, which if it were exercisable would result in an additional approximately 6,265 member units at January 31, 2013. The notes may be redeemed by the Company any time after April 30, 2014 without penalty or premium. The Company's borrowings through the convertible subordinated notes include $480,000 from related parties.

Amounts included in long-term debt are as follows:

	January 31, 2013	October 31, 2012
Term loan	$5,528,837	$5,528,837
Term loan	77,595	77,595
Subordinated debt	1,109,767	1,048,111
Total long-term debt	6,716,199	6,654,543
Less current maturities	5,606,432	5,606,432
	$1,109,767	$1,048,111

The estimated maturities of long-term debt at January 31, 2013 are as follows:

2014	$5,606,432
2015	—
2016	—
2017	1,109,767
Total	$6,716,199

6.    NOTE PAYABLES

The Company has a note payable with an availability of up to $320,000 from a financial institution initially scheduled to mature May 21, 2013 bearing 4.5% interest. The Company owed $278,500 at January 31, 2013. The note is secured by certain assets held for sale and personal guarantees by all eight members of the Company's Board of Directors. Subsequent to January 31, 2013, the Company borrowed the full $320,000, which remains outstanding.

The Company has a note payable for $250,000 with a financial institution bearing interest at 4.5%, maturing on July 30, 2013. The note is secured by a real estate mortgage on the Company's Marcus, Iowa property and guaranteed by two members of the Company's Board of Directors. In January 2013, the Company sold the Marcus, Iowa property and the note payable was repaid in its entirety upon settlement in March 2013.

In March 2013, the Company entered into a note payable for $50,000 with a financial institution bearing interest at 4.5%, maturing on July 27, 2013. The note is secured by the equipment held for sale as described in Note 4 and guaranteed by all eight members of the Company's Board of Directors. The Company anticipates using proceeds from the asset sale agreement to settle the note.

7.    MEMBERS' EQUITY

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

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2013

Income, losses, and distributions are allocated to members based upon their respective percentage of units owned.

8.    COMMITMENTS AND CONTINGENCIES

Construction Agreement

On August 11, 2010, the Company entered into a construction agreement with an unrelated party (contractor) for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feed stocks. The initial Guaranteed Maximum Price of the project was $8,000,000. The plant was put into service in January 2012. The retainage payable related to this contract approximates $374,000 at January 31, 2013 and is included in accounts payable in the balance sheet.

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

In May and August 2012, subcontractors of the general contractor that performed the conversion to allow corn oil processing and maintenance of the plant filed mechanics liens and a lawsuit to foreclose on the mechanics lien against the Company seeking payment of retainage amounts as well as other costs beyond the scope of the original contract totaling approximately $850,000. As of January 31, 2013, the Company has accrued approximately $850,000 related to the subcontractors claim.

The Company is involved with other claims and lien disputes related to the construction at the plant and operational issues. The Company is working to settle these vendor payables with the anticipated proceeds from the sale of the plant assets.

9.    SUBSEQUENT EVENT

Asset Sale Agreement

On May 1, 2013, the Company entered into an asset sale agreement with a buyer for the sale of substantially all assets of the Company. The estimated sales price is $16,600,000, of which $11,000,000 would be paid in cash and $5,600,000 would be issued in the form of a term note. The term note includes interest at 5%. The term note provides the buyer to pay interest only for the first eight months of the term with principal and interest owed thereafter to fully amortize the note by 2019. The note may be repaid prior to maturity based on excess cash flows generated by the assets sold to the buyer during the term of the promissory note. The Company would use the proceeds from the close of the asset sale agreement to settle substantially all of its liabilities. The remaining proceeds and the subsequent term note payments would be pro-ratably distributed amongst its members.

The buyer has provided up to $750,000, which the Company can access to pay working capital expenses of the Company through August 15, 2013, which in the event of close, would be deducted from the net sales proceeds. In the event of the termination of the agreement, any advances made to the Company would be due and payable to the buyer with interest accrued from the date of the advance until paid in full at a rate of 8% per annum, plus the cost of collection.

The sale agreement includes a termination fee of between $500,000 and $1,000,000 under certain conditions if the sale is terminated. In the event that the sale does not close by July 15, 2013, the Company is subject to penalties initially at $5,000 per day, but increasing over time, limited to $1,050,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2013. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2012. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

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

Asset Sale Transaction

We are in the process of pursuing a sale of our assets to REG Mason City, LLC (“REG Mason City”), a wholly owned subsidiary of Renewable Energy Group, Inc. (“REG”). We are pursuing the asset sale because we have had multiple setbacks since purchasing the Mason City biodiesel production facility which have negatively impacted our ability to continue to operate. These setbacks include general conditions in the biodiesel industry; the time and cost to commission and install the new feedstock pre-treatment front end; the methanol tank rupture and fire in May 2012, which closed the facility; and pending legal issues. We have incurred significant losses since our inception and we continue to incur losses. We have not operated since October 2012 and have had only limited sales of remaining inventory since that time. As a result of our losses and the fact that the biodiesel production facility has not been operational since October 2012, we are in default of our loan with our primary lender, OSM-REO FF, LLC (“OSM”). We owe OSM approximately $5.7 million and have an obligation to pay certain subordinated creditors approximately $1.1 million. Further, we have accrued approximately $4.4 million in accounts payable and several lawsuits are pending by companies seeking payments for amounts they claim we owe. We currently have less than $10,000 in cash compared to more than $11 million in liabilities.

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

Results of Operations for the Fiscal Quarters Ended January 31, 2013 and 2012

The following table shows the results of our operations for the fiscal quarters ended January 31, 2013 and 2012:

	Fiscal Quarter Ended	Fiscal Quarter Ended
Statement of Operations Data	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)
Revenues	$49,405	$1,941,937
Cost of Goods Sold	48,185	3,006,545
Gross Profit (Loss)	1,220	(1,064,608)
Operating Expenses	454,168	586,156
Operating Loss	(452,948)	(1,650,764)
Other Income (Expense), Net	(163,116)	(29,354)
Net Loss	$(616,064)	$(1,680,118)

We had approximately $49,000 in revenue for our first fiscal quarter of 2013 related to sales of remaining inventory after we had ceased operating the biodiesel production facility. We had approximately $1.9 million in revenue for our first fiscal quarter of 2012 related to sales of biodiesel and its related co-products since we were operating the biodiesel production facility during that time. We had approximately $48,000 in cost of goods sold during our first fiscal quarter of 2013 which was primarily for glycerin sales. These costs were significantly less than our first quarter of 2012 as we were no longer operating during the 2013 period. Our cost of goods sold was significantly higher than our revenue during our first quarter of 2012 due to costs we incurred in ramping up production and due to the fact that we were not operating at full capacity. Our cost of goods sold during the 2012 period was primarily related to the use of feedstock and other raw materials necessary for the biodiesel production process as well as having a full production staff.

Our operating expenses, including professional fees, were lower during our first quarter of 2013 compared to the same period of 2012 due to the fact that we had ceased operating the biodiesel production facility during 2013 which resulted in less staff and lower costs associated with operating our business.

We had significantly more interest expense during our first quarter of 2013 compared to the same period of 2012 due to having more debt outstanding with our subordinated promissory notes, as well as the fact that we are paying interest at a higher rate on our primary debt due to our loan defaults.

Changes in Financial Condition at January 31, 2013 Compared to October 31, 2012

The information below shows the changes in our financial condition during the three months ended January 31, 2013.

ASSETS	January 31, 2013	October 31, 2012
	(Unaudited)
Current Assets	$1,201,722	$654,933
Net Property, Plant and Equipment	—	16,309,596
Other Assets	16,709,596	1,181,262
Total Assets	$17,911,318	$18,145,791

LIABILITIES
Current Liabilities	$10,894,364	$10,574,429
Long-Term Debt Net of Current Maturities	1,109,767	1,048,111
Members' Equity	5,907,187	6,523,251
Total Liabilities and Members' Equity	$17,911,318	$18,145,791

Our cash and cash equivalents are higher as of January 31, 2013 compared to October 31, 2012 due to sales of our remaining inventory. Our accounts receivable was lower at January 31, 2013 compared to October 31, 2012 due to payments we received for sales of our products that were received during our first quarter of 2013. We had a contract receivable of approximately $254,000 at January 31, 2013 related to the sale of land. The value of our inventory was lower at January 31, 2013 compared to October 31, 2012 due to sales of inventory and returns made to vendors with a reduction of accounts payable. Our property, plant and equipment were reclassified to assets held for sale as of January 31, 2013 based on the anticipated sale of assets.

We had more accrued expenses at January 31, 2013 compared to October 31, 2012 due to additional accrued interest. We had a balance on our notes payable with Farmer State Bank of approximately $529,000 at January 31, 2013 which was used to pay for our operating expenses. In January 2013, we sold the Marcus real estate and repaid a $250,000 note payable upon cash receipt in March 2013. All of our long-term debt with OSM is classified as current due to covenant violations and loan agreement defaults we have experienced on our long-term debt. We had more long-term debt outstanding at January 31, 2013 compared to October 31, 2012 due to interest that accrued on our subordinated debt.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents we have on hand, collection of accounts receivable, and the notes payable we obtained. As of January 31, 2013, we had cash and cash equivalents of approximately $200,000.

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

The following table shows our cash flows for the three months ended January 31, 2013 and 2012

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012
Net cash used for operating activities	$(142,962)	$(385,694)
Net cash used for investing activities	—	(201,869)
Net cash provided by financing activities	278,500	95,183
Cash beginning of period	64,331	662,946
Cash end of period	$199,869	$170,566

Cash Flow from Operating Activities

Our operating activities used less cash during the three months ended January 31, 2013 compared to the same period of 2012, primarily due to having a smaller net loss during the 2013 period as well as collection of accounts receivable.

Cash Flow from Investing Activities

We did not use any cash for investing activities during the three months ended January 31, 2013. We used cash for investing activities during the three months ended January 31, 2012 related to capital expenditures related to bringing the plant into full production. We also received cash during the 2012 period related to proceeds from certain certificates of deposit which matured during the 2012 period.

Cash Flow from Financing Activities

We received more cash from our financing activities for the three months ended January 31, 2013 compared to the same period of 2012, primarily due to the fact that we were not making payments on our long-term debt during the 2013 period and we received proceeds from a Farmers State Bank note payable of approximately $279,000. During the 2012 period, we received proceeds of approximately $248,000 related to the First Citizens Bank line of credit we had.

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

We stopped making payments on our term loan with OSM in October 2012 due to our lack of funds necessary to continue making our debt payments. As discussed below, OSM sent several written notices of default with respect to this loan. We have reclassified our OSM debt as a current liability since OSM has the right to accelerate our loans due to the defaults. As of October 31, 2012, we had approximately $5.6 million outstanding pursuant to our OSM loan which accrued interest at a rate of 5.0% per year plus default interest of 4.0% which began accruing in 2012.

We have received various written notices of default from OSM. We are out of compliance with each of the financial loan covenants in our loan agreements with OSM and we have failed to make payments on our OSM loan since October 2012, amongst other defaults under our loans. In order to address these events of default, we executed a Forbearance Agreement with OSM on February 15, 2013 (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, OSM agreed not to proceed with its remedies under the loan agreement until the earlier of April 30, 2013 or the termination of the Forbearance Agreement. On April 25, 2013, we executed the First Amendment to Forbearance Agreement which extended the deadline of the forbearance until July 31, 2013. On May 8, 2013, we executed the Second Amendment to Forbearance Agreement which addressed certain defaults related to us executing the Asset Purchase Agreement. During the time that the Forbearance Agreement is in effect, OSM has agreed not to proceed with any of its rights and remedies under the loan agreement, including its ability to institute a foreclosure action. The Forbearance Agreement can be terminated by OSM in the event our negotiations with REG regarding a sale of the biodiesel production facility are abandoned, if our financial condition materially deteriorates, if we violate any of the agreements we made in the Forbearance Agreement, and for other reasons included in the Forbearance Agreement. If the Forbearance Agreement terminates, OSM could pursue any of its rights or remedies under the loan agreements, including pursuing a foreclosure of its interest in the Mason City biodiesel production facility. If OSM were to proceed with a foreclosure, we may lose the biodiesel production facility and the other assets which are pledged as collateral for the OSM loan.

In addition to our OSM loan, on October 17, 2011, we executed a $4 million operating line of credit with First Citizens Bank. We used these funds to purchase raw materials to operate the biodiesel production facility. The maturity date of this line of credit was October 31, 2012. However, in August 2012, this line of credit was repaid and canceled. As a result, we no longer have a line of credit to use for working capital.

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

In November 2012, we entered into a note payable with Farmers State Bank, advanced in multiple installments, totaling approximately $279,000 at January 31, 2013, but subsequently increased to $320,000, including interest at 4.5%, maturing on May 21, 2013. The note is secured by certain equipment we are in the process of selling and guaranteed by all eight members of our board of directors. As of the date of this report, the note payable remains due in addition to the accrued interest on the note. We anticipate using proceeds from the asset sales agreement to settle this note.

In March 2013, we entered into a note payable with Farmers State Bank for $50,000 including interest at 4.5%, maturing on July 27, 2013. The note is secured by certain equipment we are in the process of selling and guaranteed by all eight members of our board of directors. We anticipate using proceeds from the asset sales agreement to settle the note.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and interim principal financial officer, Jeff Oestmann, has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were not effective as of January 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. More specifically, the Company has a limited number of personnel in finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced segregation of duties. Management recognizes that this is a material weakness. We continue to evaluate internal control improvements to provide greater segregation and internal controls.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our 2013 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Wolin & Associates, Inc.

On August 21, 2012 we were served with a foreclosure lawsuit by Wolin & Associates, Inc. ("Wolin") which seeks to foreclose on two mechanics liens it filed against the Mason City biodiesel production facility. This foreclosure lawsuit was filed on August 16, 2012 in Cerro Gordo County District Court, in the State of Iowa. The total amount of these mechanics liens is approximately $850,000. Management has answered Wolin's claims in the foreclosure lawsuit. Management anticipates that our lenders will join in the foreclosure lawsuit if we are unable to reach an agreement with Wolin. If we are unable to successfully resolve the foreclosure lawsuit, we may lose our interest in the Mason City biodiesel production facility which could reduce or eliminate the value of our units.

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
101
The following financial information from Soy Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of January 31, 2013 and October 31, 2012, (ii) Condensed Statements of Operations for the three months ended January 31, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the three months ended January 31, 2013 and 2012, and (iv) the Notes to Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date:	June 20, 2013	/s/ Jeff Oestmann
Jeff Oestmann
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 20, 2013	/s/ Jeff Oestmann
Jeff Oestmann
Interim Chief Financial Officer
(Principal Financial Officer)