Form 10-Q
period 2013-04-30
Soy Energy, LLC
filed 2013-06-27
CIK 1426780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2013

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 27, 2013, we had 33,348 membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

SOY ENERGY, LLC
Condensed Balance Sheets

ASSETS	April 30, 2013	October 31, 2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$7,014	$64,331
Restricted cash	462,332	—
Accounts receivable	8,882	239,015
Inventories	47,651	216,962
Prepaid cost and other	87,352	134,625
Total current assets	613,231	654,933

Property, Plant and Equipment
Land and improvements	—	431,801
Buildings	—	3,682,629
Equipment	—	13,613,377
Accumulated depreciation	—	(1,418,211)
Net property, plant and equipment	—	16,309,596

Other Assets
Assets held for sale	16,706,213	650,262
Escrow deposit	—	379,979
Debt service reserve	—	151,021
Total other assets	16,706,213	1,181,262

Total Assets	$17,319,444	$18,145,791

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$4,512,878	$4,387,831
Accrued expenses	565,235	330,166
Notes payable	370,000	250,000
Current maturities of long-term debt	5,606,432	5,606,432
Total current liabilities	11,054,545	10,574,429
	.
Long-Term Debt, Net of Current Maturities	1,109,767	1,048,111

Members' Equity, 33,348 Units Issued and Outstanding	5,155,132	6,523,251

Total Liabilities and Members’ Equity	$17,319,444	$18,145,791

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$21,726	$1,993,704	$71,131	$3,935,641
Costs of Goods Sold	58,107	3,324,997	106,292	6,331,542
Gross Loss	(36,381)	(1,331,293)	(35,161)	(2,395,901)

Operating Expenses
General and administrative	330,259	570,621	697,488	1,024,956
Professional fees	223,388	145,108	310,327	276,929
Total operating expenses	553,647	715,729	1,007,815	1,301,885

Operating Loss	(590,028)	(2,047,022)	(1,042,976)	(3,697,786)

Other Income (Expense)
Interest income	1,137	103	1,201	966
Other income	332	144	2,119	1,537
Interest expense	(163,496)	(241,945)	(328,463)	(273,555)
Total other income (expense), net	(162,027)	(241,698)	(325,143)	(271,052)

Net Loss	$(752,055)	$(2,288,720)	$(1,368,119)	$(3,968,838)

Weighted Average Units Outstanding - Basic and Diluted	33,348	33,111	33,348	33,064

Net Loss Per Unit - Basic and Diluted	$(22.55)	$(69.12)	$(41.03)	$(120.04)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,368,119)	$(3,968,838)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	—	557,292
Write-off of loan costs	—	120,914
Other	56,170	1,265
Changes in operating assets and liabilities:
Accounts receivable	230,133	(112,234)
Inventories	169,311	353,887
Prepaid costs and other	47,273	(152,797)
Accounts payable	125,047	773,924
Accrued expenses	235,069	(74)
Net cash used for operating activities	(505,116)	(2,426,661)

Cash Flows from Investing Activities
Capital expenditures	—	(585,533)
Proceeds from disposal of property and equipment	259,131	400
Proceeds from maturing certificates of deposit	—	255,923
Net cash provided by (used for) investing activities	259,131	(329,210)

Cash Flows from Financing Activities
Proceeds from line-of-credit, net	—	1,487,258
Proceeds from notes payable	370,000	—
Payments on notes payable	(250,000)	—
Proceeds from long-term debt	—	770,000
Payments on long-term debt	—	(271,287)
Restricted cash, net	68,668	—
Capital contributions	—	163,750
Net cash provided by financing activities	188,668	2,149,721

Net Decrease in Cash and Cash Equivalents	(57,317)	(606,150)

Cash and Cash Equivalents at Beginning of Period	64,331	662,946

Cash and Cash Equivalents at End of Period	$7,014	$56,796

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information
Interest expense paid	$9,294	$132,998
Capitalized interest paid	—	81,910

Supplemental Schedule of Noncash Investing and Financing Activities
Property, plant and equipment, net, reclassified to assets held for sale	$16,309,596	$—
Escrow deposit and debt service reserve reclassified to restricted cash	524,993	—
Property, plant and equipment in accounts payable	—	268,955
Amortization of loan fees, discounts and prepaid costs capitalized as construction-in-progress	—	5,318
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

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

In the opinion of management, the condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company's financial position as of April 30, 2013 and the results of operations and cash flows for all periods present.

Nature of Business

Soy Energy, LLC, an Iowa limited liability company, (the Company) operates a 30 million gallon per year (MGY) production biodiesel facility in Mason City, Iowa. The Company produces and sells biodiesel, glycerin and soap stock. The Company commenced operations in January 2012. Prior to January 2012, the Company was in the development stage. On October 22, 2012, the Company shut down its biodiesel facility due to market conditions and continued production challenges.

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

Revenue Recognition

The Company generally sells biodiesel and related products pursuant to marketing agreements. Revenues are recognized when the marketing company (the "customer") has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.

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

Accounts receivable are recorded at estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At April 30, 2013 and October 31, 2012, the Company was of the belief that such accounts would be collectible and thus an allowance was not considered necessary.

Inventories

Inventories consists of raw materials, work in process and finished goods. Raw materials are stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Work in process and finished goods are stated at the lower of average cost or market.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

Property, Plant and Equipment

Property, Plant and equipment is stated at cost and depreciated over estimated service lives of related assets using the straight-line method of accounting. As of April 30, 2013, the Company has classified property, plant and equipment as assets held for sale based on the estimated sale as described in Note 9.

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

In accordance with the Company's policy for evaluating impairment of long-lived assets described above, management evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities' estimated useful lives. Management determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at April 30, 2013; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future of the renewable fuels industry, the potential uses of the property and current discussions to sell the Mason City, Iowa facility. Given the uncertainties in the renewable fuels industry, should management be required to adjust the carrying value of these assets at some future point in time, the adjustment could be significant and could significantly impact the Company's financial position and results of operations. No adjustment has been made to these financial statements for this uncertainty.

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

2.    GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. On January 1, 2012, the Company commenced operations and transitioned from a "development stage company" to an "operating company". The Company incurred losses of approximately $13,129,000 in 2012 including impairment charges of approximately $4,375,000 and had previously incurred losses in fiscal 2011 while it was in the development stage that were larger than anticipated. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additionally, the Company is out of compliance with certain provisions of the term loan agreements as described in Note 5. As a result, the Company reclassified its term loans to current. If the Company's lenders exercised their rights to accelerate debt maturities, the Company would not have adequate available cash to repay amounts outstanding.

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

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

up to $750,000 as part of the purchase price for working capital needs. Should the sale not close, the Company would owe amounts advanced under the agreement. See Note 9 for additional details surrounding the sale agreement.

3.    INVENTORIES

Inventories consisted of the following:

	April 30, 2013	October 31, 2012
Raw materials	$37,036	$166,053
Finished goods	10,615	50,909
	$47,651	$216,962

4.    ASSETS HELD FOR SALE

The Company is actively working to sell the assets held for sale. These assets have been recorded at their estimated selling price, less estimated selling costs. The fair value of these assets was determined based on recent sales of similar assets.

Amounts included in assets held for sale are as follows:

	April 30, 2013	October 31, 2012
Land and improvements	$419,700	$250,262
Buildings	3,457,915	—
Equipment	12,828,598	400,000
Total assets held for sale	$16,706,213	$650,262

5.    LONG-TERM DEBT

Term Loans

The Company has a term loan with a financial institution at a fixed rate of 5.0% until October 2016. The interest rate will then adjust to the greater of the five-year LIBOR swap rate plus 3.5% or 5.0%. Upon Event of Default, the interest rate will adjust to the lesser of 4.0% plus the otherwise applicable rate and the maximum interest rate which borrower may pay by law. At April 30, 2013, the Company was in default on the loan, related to both financial and non-financial covenant violations more fully described below, and the default rate of interest was 9.0%. The Company made monthly interest only payments on the term loan until November 1, 2011, followed by 120 monthly principal and interest payments of approximately $64,000 until maturity at maturity in September 2021.

The Company has a non-interest bearing note with the same financial institution for $77,595 which will be due in full in September 2021. Upon Event of Default, the interest rate will be 4.0% per annum until the Event of Default is cured or until the loan is paid in full. As of April 30, 2013 and in 2012, the Company was in default on the loan, related to both financial and non-financial covenant violations.

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

Since the Company has not received waivers for actual or future violations, the Company has classified the term loans to current. The Company is currently operating under a forbearance agreement with the lender until July 31, 2013.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

Convertible Subordinate Notes

The Company issued convertible subordinated notes with a 12.0% interest rate. The Company owes semiannual interest payments beginning May 2012 until the notes become due and payable in October 2017. The Company has the right to defer all interest payments until the notes are redeemed, converted, or mature. The notes are convertible any time after October 31, 2015 and prior to the maturity date at book value per unit at the time of the conversion. The Company does have convertible debt, which if it were exercisable would result in an additional approximately 7,178 member units at April 30, 2013. The notes may be redeemed by the Company any time after April 30, 2014 without penalty or premium. The Company's borrowings through the convertible subordinated notes include $480,000 from related parties.

Amounts included in long-term debt are as follows:

	April 30, 2013	October 31, 2012
Term loan	$5,528,837	$5,528,837
Term loan	77,595	77,595
Subordinated debt	1,109,767	1,048,111
Total long-term debt	6,716,199	6,654,543
Less current maturities	5,606,432	5,606,432
	$1,109,767	$1,048,111

The estimated maturities of long-term debt at April 30, 2013 are as follows:

2014	$5,606,432
2015	—
2016	—
2017	1,109,767
Total	$6,716,199

6.    NOTES PAYABLE

The Company has a note payable with an availability of up to $320,000 from a financial institution initially scheduled to mature May 21, 2013 bearing 4.5% interest. The Company owed $320,000 at April 30, 2013. The note is secured by certain assets held for sale and personal guarantees by all eight members of the Company's Board of Directors. The Company anticipates using proceeds from the asset sale agreement to settle the note.

The Company has a note payable for $50,000 with a financial institution bearing interest at 4.5% and maturing on July 27, 2013. The company owed $50,000 on the note at April 30, 2013. The note is secured by certain assets held for sale and guaranteed by all eight members of the Company's Board of Directors. The Company anticipates using proceeds from the asset sale agreement to settle the note.

7.    MEMBERS' EQUITY

The Company's operating agreement authorizes the Board of Directors to issue up to 48,750 units without consent of a majority of its membership voting interests. The Company has one class of membership unit which, under its operating agreement, gives a member one vote for each unit owned, provided no member, related party and/or affiliate of a member may vote more than 5% of the Company's outstanding membership interests. The Company's operating agreement restricts transfer of membership units generally to operation of law, such as upon death, without approval of a majority of its Directors.

Income, losses, and distributions are allocated to members based upon their respective percentage of units owned.

SOY ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2013

8.    COMMITMENTS AND CONTINGENCIES

Construction Agreement

On August 11, 2010, the Company entered into a construction agreement with an unrelated party (contractor) for the design and construction of modifications of the Mason City, Iowa biodiesel facility allowing for the use of multiple feed stocks. The initial Guaranteed Maximum Price of the project was $8,000,000. The plant was put into service in January 2012. The retainage payable related to this contract approximates $374,000 at April 30, 2013 and is included in accounts payable in the balance sheet.

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

In May and August 2012, subcontractors of the general contractor that performed the conversion to allow corn oil processing and maintenance of the plant filed mechanics liens and a lawsuit to foreclose on the mechanics lien against the Company seeking payment of retainage amounts as well as other costs beyond the scope of the original contract totaling approximately $850,000. As of April 30, 2013, the Company has accrued approximately $850,000 related to the subcontractors claim.

The Company is involved with other claims and lien disputes related to the construction at the plant and operational issues. The Company is working to settle these vendor payables with the anticipated proceeds from the sale of the plant assets.

9.    SUBSEQUENT EVENT

Asset Sale Agreement

On May 1, 2013, the Company entered into an asset sale agreement with a buyer for the sale of substantially all assets of the Company. The estimated sales price is $16,600,000, of which $11,000,000 would be paid in cash and $5,600,000 would be issued in the form of a term note. The term note includes interest at 5%. The term note requires the buyer to pay interest only for the first eight months of the term with principal and interest owed thereafter to fully amortize the note by 2019. The note may be repaid prior to maturity based on excess cash flows generated by the assets sold to the buyer during the term of the promissory note. The Company would use the proceeds from the close of the asset sale agreement to settle substantially all of its liabilities. The remaining proceeds and the subsequent term note payments would be pro-ratably distributed amongst its members.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended April 30, 2013. This discussion should be read in conjunction with the financial statements and notes and the information contained in our annual report on Form 10-K for the fiscal year ended October 31, 2012. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

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

Asset Sale Transaction

We are in the process of pursuing a sale of our assets to REG Mason City, LLC (“REG Mason City”), a wholly owned subsidiary of Renewable Energy Group, Inc. (“REG”). We are pursuing the asset sale because we have had multiple setbacks since purchasing the Mason City biodiesel production facility which have negatively impacted our ability to continue to operate. These setbacks include general conditions in the biodiesel industry; the time and cost to commission and install the new feedstock pre-treatment front end; the methanol tank rupture and fire in May 2012, which closed the facility; and pending legal issues. We have incurred significant losses since our inception and we continue to incur losses. We have not operated since October 2012 and have had only limited sales of remaining inventory since that time. As a result of our losses and the fact that the biodiesel production facility has not been operational since October 2012, we are in default of our loan with our primary lender, OSM-REO FF, LLC (“OSM”). We owe OSM approximately $5.7 million and have an obligation to pay certain subordinated creditors approximately $1.1 million. Further, we have accrued approximately $4.5 million in accounts payable and several lawsuits are pending by companies seeking payments for amounts they claim we owe. We currently have less than $10,000 in cash compared to more than $11 million in liabilities.

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

Results of Operations for the Fiscal Quarters Ended April 30, 2013 and 2012

The following table shows the results of our operations for the fiscal quarters ended April 30, 2013 and 2012:

	Fiscal Quarter Ended	Fiscal Quarter Ended
Statement of Operations Data	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)
Revenues	$21,726	$1,993,704
Cost of Goods Sold	58,107	3,324,997
Gross Loss	(36,381)	(1,331,293)
Operating Expenses	553,647	715,729
Operating Loss	(590,028)	(2,047,022)
Other Income (Expense), Net	(162,027)	(241,698)
Net Loss	$(752,055)	$(2,288,720)

We had approximately $22,000 in revenue for our second fiscal quarter of 2013 related to sales of remaining inventory after we had ceased operating the biodiesel production facility. We had approximately $2.0 million in revenue for our second fiscal quarter of 2012 related to sales of biodiesel and its related co-products since we were operating the biodiesel production facility during that time. We had approximately $58,000 in cost of goods sold during our second fiscal quarter of 2013 which was primarily for glycerin and co-products sales. These costs were significantly less than our second quarter of 2012 as we were no longer operating during the 2013 period. Our cost of goods sold was significantly higher than our revenue during our second quarter of 2012 due to costs we incurred in ramping up production and due to the fact that we were not operating at full capacity. Our cost of goods sold during the 2012 period was primarily related to the use of feedstock and other raw materials necessary for the biodiesel production process as well as having a full production staff.

Our operating expenses, including professional fees, were lower during our second quarter of 2013 compared to the same period of 2012 due to the fact that we had ceased operating the biodiesel production facility during 2013 which resulted in less staff and lower costs associated with operating our business.

We had significantly more interest expense during our second quarter of 2013 compared to the same period of 2012 due to having more debt outstanding with our subordinated promissory notes, as well as the fact that we are paying interest at a higher rate on our primary debt due to our loan defaults. In 2012, interest expense included approximately $121,000 of loan cost amortization when the OSM term loans were reclassified to current.

Results of Operations for the Six Months Ended April 30, 2013 and 2012

The following table shows the results of our operations for the six months ended April 30, 2013 and 2012:

	Six Months Ended	Six Months Ended
Statement of Operations Data	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)
Revenues	$71,131	$3,935,641
Cost of Goods Sold	106,292	6,331,542
Gross Loss	(35,161)	(2,395,901)
Operating Expenses	1,007,815	1,301,885
Operating Loss	(1,042,976)	(3,697,786)
Other Income (Expense), Net	(325,143)	(271,052)
Net Loss	$(1,368,119)	$(3,968,838)

We had approximately $71,000 in revenue for the six months ended April 30, 2013 related to sales of remaining inventory after we had ceased operating the biodiesel production facility. We had approximately $3.9 million in revenue for the same period of 2012 related to sales of biodiesel and its related co-products since we were operating the biodiesel production facility during that time. We had approximately $106,000 in cost of goods sold during the six months ended April 30, 2013 which was primarily related to glycerin and co-products sales. These costs were significantly less than the six months ended April 30, 2012 as we were no longer operating the biodiesel production facility during the 2013 period. Our cost of goods sold was significantly higher than our revenue during the six months ended April 30, 2012 due to costs we incurred in ramping up production and due to the fact that we were not operating at full capacity. Our cost of goods sold during the 2012 period was primarily related to the use of feedstock and other raw materials necessary for the biodiesel production process as well as having a full production staff.

Our operating expenses, including professional fees, were lower during the six months ended April 30, 2013 compared to the same period of 2012 due to the fact that we had ceased operating the biodiesel production facility during 2013 which resulted in less staff and lower costs associated with operating our business.

We had significantly more interest expense during the six months ended April 30, 2013 compared to the same period of 2012 due to having more debt outstanding with our subordinated promissory notes, as well as the fact that we are paying interest at a higher rate on our primary debt due to our loan defaults. In 2012, interest expense included approximately $121,000 of loan cost amortization when the OSM term loans were reclassified to current.

Changes in Financial Condition at April 30, 2013 Compared to October 31, 2012

The information below shows the changes in our financial condition during the six months ended April 30, 2013.

ASSETS	April 30, 2013	October 31, 2012
	(Unaudited)
Current Assets	$613,231	$654,933
Net Property, Plant and Equipment	—	16,309,596
Other Assets	16,706,213	1,181,262
Total Assets	$17,319,444	$18,145,791

LIABILITIES
Current Liabilities	$11,054,545	$10,574,429
Long-Term Debt Net of Current Maturities	1,109,767	1,048,111
Members' Equity	5,155,132	6,523,251
Total Liabilities and Members' Equity	$17,319,444	$18,145,791

Our cash and cash equivalents were lower as of April 30, 2013 compared to October 31, 2012 due to cash we used to maintain our business as we worked to sell the Mason City biodiesel production facility. We had restricted cash as of April 30, 2013 of approximately $462,000, which previously had been classified with other assets. Our accounts receivable was lower at April 30, 2013 compared to October 31, 2012 due to payments we received for sales of our products that were received during our first six months of 2013. The value of our inventory was lower at April 30, 2013 compared to October 31, 2012 due to sales of inventory and returns made to vendors with a reduction of accounts payable. Our property, plant and equipment were reclassified to assets held for sale as of April 30, 2013 based on the anticipated sale of the biodiesel production facility to REG Mason City.

We had more accounts payable at April 30, 2013 compared to October 31, 2012 as we continued to incur costs for the period ending April 30, 2013 and we were not generating enough cash to pay these costs. We had more accrued expenses at April 30, 2013 compared to October 31, 2012 primarily due to additional accrued and unpaid interest. We had a balance on our notes payable with Farmer State Bank of approximately $370,000 at April 30, 2013 which was used to pay for our operating expenses. In January 2013, we sold real estate we owned in Marcus, Iowa and repaid a $250,000 note payable to Farmers State Bank in March 2013. All of our long-term debt with OSM is classified as current due to covenant violations and loan agreement defaults we have experienced on our long-term debt. We had more long-term debt outstanding at April 30, 2013 compared to October 31, 2012 due to interest that accrued on our subordinated debt.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents we have on hand, collection of accounts receivable, and the notes payable we obtained. As of April 30, 2013, we had cash and cash equivalents of approximately $7,000 and we have no ability to borrow additional funds on any of our notes payable.

Concerns have been raised regarding our ability to continue as a going concern due to the losses we incurred from construction delays and difficulties operating the plant at full production, the fact that we have very little cash available, the default notices we received from our primary lender, OSM, along with the mechanics lien foreclosure proceeding with Wolin. These factors may continue to negatively impact our liquidity and may cause us to fail.

The following table shows our cash flows for the six months ended April 30, 2013 and 2012

	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012
Net cash used for operating activities	$(505,116)	$(2,426,661)
Net cash provided by (used for) investing activities	259,131	(329,210)
Net cash provided by financing activities	188,668	2,149,721
Cash beginning of period	64,331	662,946
Cash end of period	$7,014	$56,796

Cash Flow from Operating Activities

Our operating activities used less cash during the six months ended April 30, 2013 compared to the same period of 2012, primarily due to having a smaller net loss during the 2013 period, collection of accounts receivable, and the sale and return of inventory.

Cash Flow from Investing Activities

Our investing activities provided us cash during the six months ended April 30, 2013 due to proceeds we received from the sale of real estate we owned in Marcus, Iowa. We used cash for investing activities during the six months ended April 30, 2012 for capital expenditures related to bringing the plant into full production. We also received cash during the 2012 period related to proceeds from certain certificates of deposit which matured during the 2012 period.

Cash Flow from Financing Activities

We received less cash from our financing activities for the six months ended April 30, 2013 compared to the same period of 2012, primarily due to the fact that we received significant funds during 2012 from our line of credit and subordinated debt we issued. Our line of credit was subsequently repaid in 2012.

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

We stopped making payments on our term loan with OSM in October 2012 due to our lack of funds necessary to continue making our debt payments. As discussed below, OSM sent several written notices of default with respect to this loan. We have reclassified our OSM debt as a current liability since OSM has the right to accelerate our loans due to the defaults. As of April 30, 2013, we had approximately $5.6 million outstanding pursuant to our OSM loan which accrued interest at a rate of 5.0% per year plus default interest of 4.0% which began accruing in 2012.

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

In November 2012, we entered into a note payable with Farmers State Bank, advanced in multiple installments, totaling approximately $320,000 at April 30, 2013, including interest at 4.5%, maturing on May 21, 2013. The note is secured by certain equipment we are in the process of selling and guaranteed by all eight members of our board of directors. As of the date of this report, the note payable remains due in addition to the accrued interest on the note. We anticipate using proceeds from the asset sales agreement to settle this note.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and interim principal financial officer, Jeff Oestmann, has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were not effective as of April 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. More specifically, the Company has a limited number of personnel in finance and accounting functions. Were there a larger staff, it would be possible to provide for enhanced segregation of duties. Management recognizes that this is a material weakness. We continue to evaluate internal control improvements to provide greater segregation and internal controls.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our 2013 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Soy Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of April 30, 2013 and October 31, 2012, (ii) Condensed Statements of Operations for the three and six months ended April 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the six months ended April 30, 2013 and 2012, and (iv) the Notes to Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOY ENERGY, LLC

Date:	June 27, 2013	/s/ Jeff Oestmann
Jeff Oestmann
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 27, 2013	/s/ Jeff Oestmann
Jeff Oestmann
Interim Chief Financial Officer
(Principal Financial Officer)